Form 10QSB
period 1999-09-30
PATAGONIA GOLD CORP /BC
filed 1999-11-23
CIK 1049576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
Commission file number 0-24393

PATAGONIA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida                                                      65-0401897
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

(604) 687-4432
(Issuer's Telephone Number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one);

YES [ ]  NO [X]

                           PATAGONIA GOLD CORPORATION

     This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements", Item 2. "Management's Discussion and Analysis or Plan of Operation".

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE

     Consolidated Balance Sheet                                             3

     Consolidated Statements of Stockholder's Equity                        4

     Consolidated Statements of Operations                                  5

     Consolidated Statement of Cash Flows                                   6

     Notes to Financial Statements                                          7-8

-------------------------------------------------------------------------------------------
PATAGONIA GOLD CORPORATION
Consolidated Balance Sheets  - (unaudited)
(Expressed in U.S. Dollars)
                                                                September 30,   December 31
For the Periods Ended                                                 1999          1998
-------------------------------------------------------------------------------------------

Assets

Current
   Cash                                                          $     2,679    $    73,974
   Receivables                                                           226            220
   Investments                                                     1,453,366      1,597,133
                                                                 --------------------------
                                                                   1,456,271      1,671,327

Mineral property costs                                                 3,000        300,000
                                                                 --------------------------
                                                                 $ 1,459,271    $ 1,971,327
-------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Liabilities

Current
   Accounts payable and accrued liabilities                      $    39,077    $    15,853
   Notes payable                                                     154,831             --
                                                                 --------------------------
                                                                     193,908         15,853
                                                                 --------------------------

Stockholders' deficiency,
   Share capital,
         Authorized
             50,000,000 common shares, par value $0.001
         Issued
           13,000,000 (1997 - 13,000,000)                             13,000         13,000
Additional paid in capital                                         1,827,000      1,827,000
Deficit accumulated during the development stage                    (547,274)      (164,285)
Accumulated other comprehensive income
    Unrealized gains/(losses) on securities available for sale       (27,363)       279,759
                                                                 --------------------------
                                                                   1,265,363      1,955,474
                                                                 --------------------------
                                                                 $ 1,459,271    $ 1,971,327
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTORS


/s/ DAVID JENKINS   Director                /s/ COSME M. BECCAR VARELA  Director
----------------------------                ------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Patagonia Gold Corporation
Statements of Stockholder's Equity
(Expressed in U.S. Dollars)
(Unaudited)

For the period ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                        Unrealized
                                               Common Stock               Additional                      Gain          Total
                              ------------------------------------         Paid-In     Accumulated      (Loss) on     Stockholder's
                                            Shares          Amount         Capital       Deficit       Investments      Equity
                              -----------------------------------------------------------------------------------------------------

Balance, January 1, 1997                         1    $         --    $         --    $         --    $         --    $         --

Issuance of common stock                   550,000       5,500,000              --              --              --         550,000

Recapitalization to effect
  the issuance of shares on
  reverse acquisition                      999,999        (543,500)        543,500              --                              --
                                    ----------------------------------------------------------------------------------------------
                                         6,500,000           6,500         543,500              --              --         550,000
                                                                                       -------------------------------------------
Net loss for the year                           --              --              --         (28,577)             --         (28,577)
Net change in unrealized gain
    (loss) on investments                       --              --              --              --         151,673         151,673
                                                                                       -------------------------------------------
    Total comprehensive income                                                             (28,577)        151,673         123,096

Issuance of common stock
    For cash
                                         3,500,000           3,500         986,500              --              --         990,000
    For mineral properties
                                         3,000,000           3,000         297,000              --              --         300,000
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 1997              13,000,000          13,000       1,827,000         (28,577)        151,673       1,963,096
                                                                                       -------------------------------------------

Net loss for the period                         --              --              --        (135,708)             --        (135,708)
Net change in unrealized gain
    (loss) on investments                       --              --              --              --         128,086         128,086
                                                                                       -------------------------------------------
    Total comprehensive income                                                            (135,708)        128,086          (7,622)
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 1998              13,000,000          13,000       1,827,000        (164,285)        279,759       1,955,474

Net loss for the period                         --              --              --        (382,991)             --        (382,991)
Net change in unrealized gain
    (loss) on investments                       --              --              --              --        (307,122)       (307,122)
                                                                                       -------------------------------------------
    Total comprehensive income                                                            (382,991)       (307,122)       (690,113)
                                    ----------------------------------------------------------------------------------------------
Balance, September 30, 1999           $ 13,000,000    $     13,000    $  1,827,000    $   (547,274)   $    (27,363)   $  1,265,363

The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------------------------------------
PATAGONIA GOLD CORPORATION
Consolidated Statements of Operations
(Expressed in U.S. Dollars)                              March 31,
                                                           1993                      Nine months ended
                                                      (inception) to                   September 30,
                                                       September 30,        ----------------------------------
                                                          1999                   1999                  1998
                                                       (cumulative)           (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Consultants                                         $     54,000          $     30,000                    --
  Depreciation and amortization                                 --                    --                    --
  Interest, bank charges and foreign exchange                9,870                 2,277                 6,417
  Office and miscellaneous, net of recoveries               16,954                 4,812                 6,920
  Professional fees - legal                                 28,853                19,825                 8,202
                    - accounting                            21,402                 5,299                10,000
  Rent and other                                             5,093                 1,622                 1,427
  Salaries and wages                                        16,920                 7,867                 4,543
  Shareholder relations, advertising and
      Promotion                                              4,162                 3,965                   113
  Transfer agents, listing and filing fees                  15,176                 2,045                   818
  Travel                                                        --                    --                    22
  Telephone                                                  3,651                   781                 1,378
                                                        ------------------------------------------------------

                                                           176,082                78,494                39,840
                                                                --
  Less - interest income                                    36,230                   839                19,598
          - realized gain on sale of investments                                      --                 6,613
                                                        ------------------------------------------------------

                                                           122,890                77,655                13,629

 Exploration expenses                                      127,386                 8,336                17,082
 Write-down of mineral property costs                      297,000               297,000                    --
                                                        ------------------------------------------------------

Net loss for the period                               $    547,276          $    382,991          $     30,711
--------------------------------------------------------------------------------------------------------------

Loss per share                                                              $      (0.03)         $      (0.00)
--------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                    13,000,000            13,000,000
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------
PATAGONIA GOLD CORPORATION
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
                                                                        1993
                                                                    (inception) to            September 30,
                                                                     September 30,    ----------------------------
                                                                         1999              1999            1998
                                                                     (cumulative)       (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Cash flows from operating activities
   Net loss for the period                                           $  (547,276)     $  (382,991)     $   (30,711)

   Adjustments to reconcile net loss to net cash used
     in operating activities
      Depreciation and amortization                                           --               --               --
      Realized gain on sale of investments                               (16,962)              --           (6,613)
      Purchase mineral properties with common stock                      300,000               --               --
      Write-down of mineral properties                                   297,000          297,000               --
   Changes in assets and liabilities
      Decrease (increase) in accounts receivable                            (227)              (7)           1,409
      Increase (decrease) in accounts payable                             39,077           23,224           11,175
                                                                     ---------------------------------------------

                                                                          71,612          (62,774)         (24,740)
                                                                     ---------------------------------------------

Investing activities
   Deposits on mineral properties                                             --               --          (61,000)
   Mineral property costs                                               (300,000)              --               --
   Purchase of available for sale securities                          (1,992,413)        (163,352)      (1,095,419)
   Proceeds on sale of available-for-sale securities                     528,649               --           30,357
                                                                     ---------------------------------------------

                                                                      (1,763,764)        (163,352)      (1,126,062)
                                                                     ---------------------------------------------
Financing activities
   Proceeds from issuance of common stock                              1,540,000               --               --
   Proceeds from notes payable                                           154,831          154,831               --
                                                                     ---------------------------------------------

                                                                       1,694,831          154,831               --
                                                                     ---------------------------------------------

Increase (decrease) in cash for the period                                 2,679          (71,295)      (1,150,802)
Cash,  beginning of period                                                    --           73,974        1,301,165
                                                                     ---------------------------------------------
Cash,  end of period                                                 $     2,679      $     2,679      $   150,363
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

Basis of Presentation

     In the opinion of management, the accompanying interim financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim period. Users of the financial information produced for the interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Patagonia Gold Mines Ltd. All inter-company transactions and balances have been eliminated.

     Exploration costs are charged to operations as incurred as are normal development costs until such time that proven mineral reserves are discovered. At September 30, 1999 and 1998, the Company did not have proven mineral reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. The recoverability of the capitalized acquisition costs is monitored for indicators of impairment under SFAS 121, with appropriate impairment charges taken when warranted.

1.   Nature of Business and Going Concern

     The Company was incorporated under the laws of the State of Florida on March 31, 1993 and is in the business of exploration and development of mineral properties. On October 13, 1997, the Company changed its name to Patagonia Gold Corporation.

     The Company was inactive until July 30,1997 when it entered into a share exchange agreement with the shareholders of Patagonia Gold Mines Ltd. ("PGM"), an inactive company incorporated in 1994 under the laws of Bermuda, whereby the Company acquired all issued and outstanding shares of PGM in exchange for 5,500,000 common shares of the Company. There were no operations of the companies prior to July 30, 1997. At the conclusion of the transaction, the former shareholders of PGM controlled the Company and, thus, the transaction has been accounted for as a reverse acquisition of the Company by PGM. Consistent with accounting principles governing the accounting for reverse acquisitions, these consolidated financial statements are accounted for as a continuation of then legal subsidiary.

     The acquisition was recorded using the purchase method. As the net book value of the Company at the date of acquisition was Nil, a nominal value has been assigned to shares issued pursuant to the share exchange agreement.

     Also, on July 30, 1997, the Company acquired mineral properties in Argentina in exchange for the issuance of 3,000,000 common shares. The mineral properties were valued at $300,000.

     The recovery of the amounts shown for interests in mineral properties is dependent upon the discovery of economically recoverable reserves or proceeds from the disposition thereof, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain financing to complete development of the properties and on future profitable operations.

2.   Investments

     Investments  consist  of  available-for-sale   equity  securities  and  are
summarized as follows:

                                    Cost                 Net Unrealized                   Market Value
                                                         Gains (Losses)
                             ----------------------------------------------------------------------------------
September 30, 1999               $1,480,729                $(27,363)                       $1,453,366
Equity securities
                             ==================================================================================
December 31, 1998                $1,317,697                 $279,436                       $1,597,133
Equity securities
                             ==================================================================================
December 31, 1997                 $225,463                  $151,673                        $377,136
Equity securities
                             ==================================================================================

Unrealized losses totaling $3,167 (December 31, 1998 - $174,043; 1997 - $151,673) relate to investments held by the Company's Bermuda subsidiary and are not subject to income tax.

     3.   Mineral Properties and Exploration Expenses

          Applications for mineral concessions in the Province of La Rioja filed with the Argentina Director of Mines arising from the mineral properties acquired as disclosed in Note 1 are as Follows:

          a)   Piloncho 1, Sierra de Chepes
          b)   Piloncho 2, Sierra de Chepes
          c)   Piloncho 20, Sierra de Chepes
          d)   Piloncho 21, Sierra de Chepes
          e)   Carmelita 16, Sierra de Chepes
          f)   Carmelita 17, Sierra de Chepes
          g)   Carmelita 18, Sierra de Chepes

     4.   Related Party Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

          a) Included in accounts payable is $0 (December 30, 1998 - $0) due to directors and a law firm in which a director is a principle, in respect of salaries, consulting fees and reimbursement for operating expenses.

          b) During the period, consulting fees, salaries and wages of $0 (December 31, 1998 - $0) were paid or are payable to directors or a law firm in which a director is a principle.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A    General

          The Company is a mineral exploration company based in Vancouver, Canada and is engaged in the exploration of precious metals. The Company was incorporated under the laws of the State of Florida on March 31, 1993, under the name "Cayman Purchasing & Supply, Inc.". On October 13, 1997, the Company changed its name to Patagonia Gold Corporation and is in the exploration stage.

          On July 30, 1997 the Company entered into a share exchange transaction with the shareholders of Patagonia Gold Mines Ltd. ("PGM"), a company incorporated in 1994 under the laws of Bermuda, whereby the Company acquired all the issued and outstanding shares of PGM in exchange for 5,500,000 common shares of the Company. The assets of PGM at the date of acquisition consisted of investments (available-for-sale equity securities) of $225,463 and cash of $324,417.

          The Company was inactive for the years ended December 31, 1993, 1994, 1995 and 1996.

          Since commencement of its exploration operations in 1997, the Company has undertaken a review of its mining properties in Argentina. In addition to Argentina, primary regions under investigation by the Company include Argentina, Canada, Cote D' Ivorie, Guatemala, Liberia, Mexico and Morocco.

          The management of the Company has developed the following exploration objectives: to acquire properties with large scale potential, to minimize capital costs on leases or concessions, to acquire properties adjacent or in close proximity to recent discoveries of large scale mineral reserves, to be the first-in staking where possible, to secure repatriation on mineral rights and royalties and to establish joint ventures and/or partnerships with established companies that possess the resources to complete mine development. All of the Company's properties are in the preliminary exploration stage without any presently known body of ore.

          The Company had no material revenues during fiscal 1993, 1994, 1995, 1996, 1997, 1998 and 1999. Income during fiscal 1998 and 1997 was the result of interest earned on funds raised during fiscal 1997, as the Company has no mineral properties in production. Funds raised in fiscal 1997 were used in the exploration and development of the Company's properties and the purchase of short-term available-for-sale equity securities.

          The Company believes that for the current fiscal year ended December 31, 1999 and the fiscal year ended December 31, 2000 all capital requirements necessary to develop existing properties and to further develop the Company through the possible acquisition or joint venturing of additional mineral properties either in the exploration or development stage will be funded with present cash, cash equivalents and investments. Additional employees will be hired on a consulting basis as required by the exploration projects.

B    Exploration

          All of the Company's properties are in the preliminary exploration stage and do not contain a commercially viable mineral deposit.

     Acquisition of Property Interests or Options to acquire Property Interests

          Since commencement of its exploration operations in 1997, the Company has undertaken a review of its mining properties in Argentina. In addition to Argentina, primary regions under investigation by the Company include Argentina, Bolivia, Canada, Cote D' Ivorie, Guatemala, Liberia, Mexico and Morocco.

          The  Company  holds  100%   interest  in  seven  mineral   exploration
     concessions in Argentina of which two are cateos and the remaining five are mineral discovery concessions.

          In Argentina, a cateo is a parcel of land to which an exclusive prospecting right has been granted to an individual or a corporation. The mineral rights in Argentina belong to the state. The government grants these rights to applicants on a first come first serve basis. Applications for cateos (concessions) can typically take a number of years for approval with the bureaucratic process there. The application process, however, is rigidly controlled such that the applicant has all the risks and rewards associated with legal ownership. During application stage, the applicant is permitted to explore the property and can transfer, assign or sell the application to other parties. Once the application/right has been granted by the Argentina government, the mineral exploration concession license/permit gives the Company an exclusive right over all mineral discoveries made within the areas concerned. Exploration rights are temporary. The title owner has a maximum of 1100 days (almost three years) to make discoveries. Portions of the area must be gradually discarded so that at the end of the 1100 days the whole area becomes free and can be petitioned by another individual or company. The 1100-day term has not yet commenced. A change in the mining regulations of the La Rioja Provincial government requires all exploration concessions ("Cateos) to be re-oriented along north-south east-west grid lines. Patagonia's original cateos were placed along geographical lines other than those, to best cover areas of geological interest. New cateo boundaries have been submitted to the Rioja Provincial government and the company is awaiting formal approval (which has been assured by the provincial government) prior to the commencement of the 1100-day term. The commencement date is expected in the near future but no specific date has been supplied by the Rioja Provincial government.

          In Argentina, a Mineral Discovery license/permit is granted by the Argentina government under the following circumstances. An explorer that finds indications of the presence of a deposit may apply for an area/concession double the size of the maximum permitted. The "indications of the presence of a deposit" to support the application for the "mineral discovery license" is a legal concept of the Argentina Mining Law. It does not necessarily mean that an economically significant ore body has been discovered. It just means that the explorers have found sufficient indications in the ground to justify the continuation of the work after the end of the 1100 days, transforming the temporary exploration permit into a permanent mining right. The application for a maximum area/concession depends on the type of mineral found and the regulations in force in each province. Upon receipt of the application, the local authority checks the fulfillment of all corporate and legal conditions of the application and registers an exclusive zone of up to 3,000 or 6,000 hectares (a "Hectare" is a surface measurement of the metric system, equivalent to 2.471 acres). The text of the registration is published three times on three consecutive days in a local newspaper to give an opportunity to other prospectors to claim a better or prior right to the same area or to portions of the area. Quite often there are overlaps, so that the original diagram of the exclusive zone suffers amendments. The discoverer must reduce the exclusive zone to the actual size of the area that he intends to own. This depends on the exact location and distribution of the deposit in the ground. As the exclusive zone has double the size of the maximum permitted, the reduction will result in at least half the size. Once reduced, the applicant must stake the claim by putting poles in its angles. This is called the "Mensura" (measurement) and must be done by land surveyors.

          During Fiscal 1998, the Company continued its preliminary field assessment and sampling programs on the five exploration license areas ("ELAs" - "cateos"), Carmela IV, Carmela VI, Carmela VII, Carmela VIII and Carmela IX, held in the Province of La Rioja, Department of Rosario Vera Penaloza, District of Chepes. Each cateo consisted of 10,000 hectares for a total of 50,000 hectares. The exploration permits for the mineral exploration concessions were originally acquired by the Company in July 1997. Based on an analysis of geophysical data compiled from existing airborne geophysical surveys (magnetometer and radiometric surveys) carried out jointly by the Argentinean and Australian surveys and ground work completed by the Servicio Geologico Minero Argentino ("SEGMAR") the Company gradually reduced the size of the five cateos and reapplied for the most prospective areas of the cateos under the following exploration/mineral discovery permits.

          During 1998 and 1999 the Company conducted preliminary field assessments of the properties. This included reconnaissance, mapping and sampling of individual outcrops. No significant anomalous values have been returned to date, however, the area hosts quartz veins and structural features similar to precious and base metal mineralized bodies found throughout the general area. Recent sampling has returned significant gold and silver values from quartz veining and quartz stockwork material on ground immediately to the south of the companies concessions. The Sierra de las Minas area continues to be the focus of successful exploration and drilling of similar quartz vein bodies by such companies as Golden Peaks Resources in joint partnership with Mitsubishi Materials Corp.

     The Company currently holds the following exploration/mineral discovery permits:

          Piloncho 1
          Type of concession:       Cateo (exploration permit)
          Number of hectares:       9,975
          Location of claims:       Province  of La Rioja,
                                    Department of Rosario Vera Penaloza,
                                    District of Chepes.
          Current status:           Application filed with the government

          Piloncho 2
          Type of concession:       Cateo (exploration permit)
          Number of hectares:       9,450
          Location of claims:       Province  of La Rioja,
                                    Department of Rosario Vera Penaloza,
                                    District of Chepes.
          Current status:           Application filed with the government

          Piloncho 20
          Type of concession:       Mineral Discovery
          Number of hectares:       3,500
          Location of claims:       Province of La Rioja,
                                    Department of Rosario Vera Penaloza,
                                    District of Chepes.
          Current status:           Application filed with the government

          Piloncho 21
          Type of concession:       Mineral Discovery
          Number of hectares:       3,500
          Location of claims:       Province of La Rioja,
                                    Department of Rosario Vera Penaloza,
                                    District of Chepes.
          Current status:           Application filed with the government

          Carmelita 16
          Type of concession:       Mineral Discovery
          Number of hectares:       3,000
          Location of claims:       Province of La Rioja,
                                    Department of Rosario Vera Penaloza,
                                    District of Chepes.
          Current status:           Application filed with the government

          Carmelita 17
          Type of concession:       Mineral Discovery
          Number of hectares:       2,000
          Location of claims:       Province of La Rioja,
                                    Department of Rosario Vera Penaloza,
                                    District of Chepes.
          Current status:           Application filed with the government

          Carmelita 18
          Type of concession:       Mineral Discovery
          Number of hectares:       2,000
          Location of claims:       Province of La Rioja,
                                    Department of Rosario Vera Penaloza,
                                    District of Chepes.
          Current status:           Application filed with the government

          The concessions are located in Sierra de Chepes in the extreme south end of the Province of La Rioja, 1,000 Kilometers Northwest of Buenos Aires, in the departments of Rosario Vera Penaloza and San Martin, immediately north of the town of Chepes. The concessions are readily accessible by paved road from the city of La Rioja situated approximately 200 kilometers to the north. Provincial Highway 79 traverses the entire eastern boundary of the concessions in a north-south direction and Provincial Highway 29 parallels the western boundary. A number of dirt roads and trails from the major highways provide convenient access to may parts of the concessions.

          The Sierra de Chepes is composed principally of plutonic rocks resulting from a number of phases of magmatic activity in the area. Late Proterozoic tonalite and granodiorite (The Chepes Formation) with migmatitic and porphyroblastic facies are predominant rock types with the concessions in the Sierra de Chepes.

          The basement complex throughout the Sierra de Chepes and Sierra de las Minas consisting of a varied assemblage of metavolcanics, migmatites, tonalites and granodiorites with some mafic phases is cut by a series of north-south trending mylonite zones. A complex system of rectilinear faults and fractures intersects these mylonite zones and may be genetically or structurally related to the gold-bearing quartz veins and shear zones in the area.

          During the next 24 months the company intends to conduct further geological, geochemical and geophysical work on the Argentina properties.


C    Financial Information

     (a) Nine (9) Months Ended September 30, 1999 (Fiscal 1999) versus Nine (9) Months Ended September 30, 1998 (Fiscal 1998).

               Net loss for the nine (9) months ended September 30, 1999 increased by $352,280 to $382,991 (September 30, 1998 - $30,711), due
          to (a) Consultants increased by $30,000 to $30,000 (September 30, 1998
          - $0), (b) Professional Fees - legal and accounting increased $6,922 to $25,124 (September 30, 1998 - $18,202), (c) office and miscellaneous expenses decreased $2,108 to $4,812 (September 30,

          1998- $6,920), (d) interest income decreased $18,759 to $839 (September 30, 1998 - $19,598) (e) exploration expenses decreased $8,746 to $8,336 (September 30, 1998 - $17,082) and write-down of mineral properties $297,000 (September 30, 1998 - $0).

D    Financial Condition

          For the nine (9) months ended September 30, 1999 and the fiscal years ended December 31, 1998 and 1997, the Company met its capital requirements through proceeds of the sale of common stock of the Company.

          At September 30, 1999, the Company had cash of $2,679 (December 31, 1998 - $73,651, December 31, 1997 - $1,301,165); investments consisting of available-for-sale equity securities of $1,453,366 (December 31, 1998 - $1,597,456, December 31, 1997 - $377,136); and working capital of
     $1,262,363   (December  31,  1998  -   $1,655,474,   December  31,  1997  -
     $1,663,096). Total liabilities at September 30, 1999 were $193,908 (December 31, 1998 - $15,853, December 31, 1997 - $16,883). During the nine
     (9) months ended September 30, 1999 the Company purchased $163,354 additional investments of available-for-sale equity securities (twelve months ended, December 31, 1998 - $1,603,921, December 31, 1997 -
     $225,463). Proceeds from the sale of available-for-sale equity securities for the nine (9) months ended September 30, 1999 were $0 (twelve months ended, December 31, 1998 - $528,649, December 31, 1997 - $0).

          The Company feels that its current cash position is strong enough to fund capital requirements in fiscal 1999 and 2000. In the event that a production decision is made on one of the properties or the Company acquires additional mineral properties either directly, through joint ventures, or through the acquisition of operating entities, it is the Company's intention to raise additional capital either through equity offerings and/or debt borrowings.

          Management of the Company is committed to further develop the Company through the possible acquisition or joint venturing of additional mineral properties either in the exploration or development stage. Additional employees will be hired on a consulting basis as required by the exploration projects.

          None of the Company's properties has warranted development and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.

          The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the foreseeable future.

E    YEAR 2000 ISSUES.

          The company utilizes software and related technologies in its business that will be affected by the "Year 2000 computer problem", which is common to many corporations and governmental entities. This problem concerns the inability of information systems, primarily computer software programs and certain hardware, to properly recognize and process date-sensitive information as the Year 2000 approaches. Absent corrective actions, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failure or miscalculation causing disruptions to various activities and organizations.

          The Company has modified and tested all the critical applications along with all non-critical applications of its information technology ("IT"), the result of which is that all such applications have been either modified or replaced and are now Year 2000 compliant. The Company used an independent consultant to oversee the Year 2000 project as well, as to perform certain remediation efforts. In-addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to-date and to be made hereafter to such independent consultant are not expected to be material. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. Contingency plans are being developed for all major components in case of system failures surrounding the Year 2000. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

          The Company has identified critical suppliers, as well as other essential service providers, and has surveyed their Year 2000 compliancy.
     Based on expected compliance dates expressed by some of these critical suppliers and other service providers, additional follow-up will be required to fully assess their state of readiness for the Year 2000. These follow-up activities will occur throughout 1999. For other suppliers and service providers, risk assessments and contingency plans, where necessary were developed. The Company has taken the above steps to address issues surrounding suppliers and service providers; however the Company has no direct ability to influence other parties' compliance actions. The Company believes it has taken the necessary actions to mitigate the effect of the Year 2000 risks, however, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate effect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company's operating results and financial condition.

          The Company's most likely potential risk is a temporary inability of third party assay labs to correctly assay the mineral content of the rock and soil samples sent to them for analysis. The Company has prepared a list of alternative labs to use should the assay lab currently used not be able to correctly assay the material.

          Contingency plans for the Year 2000 related business interruption are being developed and are expected to be completed by mid November 1999 and will include, but not be limited to, the development of emergency backup recovery procedures, replacing automated processes with manual processes and identification of alternative suppliers. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company is taking steps it believes to be necessary to prevent any major interruption to its business activities that will depend in part, upon the ability of third parties to be Year 2000 compliant.

F    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk of (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

          In April 1998, the American Institute of Certified Public accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up activities", ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incu ed. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard will not have a material effect on the financial statements.



                           PART 11. OTHER INFORMATION


ITEM 1.   Legal Proceedings

          The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM 2.   Changes in Securities

          Not Applicable


ITEM 3.   Defaults Upon Senior Securities

          Not Applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:    November 15, 1999                   BY:     /s/ David Jenkins
         -----------------                           -----------------
                                                     David Jenkins
                                                     Director and President

Date:    November 15, 1999                   BY:     /s/ John A.A. James
         -----------------                           -------------------
                                                     John A.A. James
                                                     Director and Vice-President