Form 10KSB
period 1999-12-31
PATAGONIA GOLD CORP /BC
filed 2000-03-30
CIK 1049576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended December 31, 1999

Commission file number 0-26531

PATAGONIA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida                                              65-0401897
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

Registrant's telephone number, including area code   604-687-4432

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Title of each class                                  Name of each exchange on
                                                     which registered
-----------------------                              ------------------------
Common stock, par value $0.001 per share             NASD OTC Bulletin Board
----------------------------------------             ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Revenue for the fiscal year ended December 31, 1999 was $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $19,387,500 as of March 24, 2000. There were 13,000,000 shares of the registrant's Common Stock outstanding as of March 24, 2000.


Documents incorporated by reference herein: None

Transitional Small Business disclosure format (check one); YES [_] NO [ X ]

                           PATAGONIA GOLD CORPORATION


     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. "Business", Item 2. "Properties", Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7 "Financial Statements", Item 12 "Certain Relationships and Related Transactions".

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

ITEM 1. BUSINESS

(A)  GENERAL

     Patagonia Gold Corporation (the "Company" or "Patagonia") was incorporated under the laws of the State of Florida on March 31, 1993, under the name "Cayman Purchasing & Supply, Inc." The Company was inactive until it redirected its business efforts in mid 1997 following a change of management, which occurred on June 25, 1997, to the acquisition, exploration and, if warranted, the development of mineral resource properties. The Company changed its name to Patagonia Gold Corporation on October 13, 1997 to more fully reflect its business activities.

     Since its redirection, the Company's activities have been limited primarily to the acquisition of rights to certain mineral properties and the implementation of preliminary exploration programs on these properties in which it has acquired an interest. See "Item 2. Description of Property."

     The Company is engaged in the location, acquisition, exploration and, if warranted, development of mineral resource properties. All of the mineral properties in which the Company has an interest or a right to acquire an interest in are currently in the exploration stage. None of the properties have a known body of Mineral Reserves. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development either through equity financing, by way of joint venture or option agreements or through a combination of both.

     Currently, the Company's activities are centered in Argentina and Guatemala

     During 1999, the Company conducted initial exploration programs for gold mineralization on its properties in Argentina and Guatemala.

     In Guatemala, the Company entered into a joint venture agreement with Aurora Gold Corporation in October 1999 to conduct initial mineral exploration on the San Diego Exploration Reconnaissance Licence. The licence was granted to Aurora Gold Corporation in September 1999. Initial exploration work begun in 1999 will continue into 2000.

     None of the Company's properties contain any known Mineral Reserves.

     The Company's common stock is traded on the NASD's OTC Bulletin Board.

     The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the near future.

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)  SIGNIFICANT DEVELOPMENTS IN FISCAL 1999 AND SUBSEQUENT EVENTS

     In June 1999 the Company voluntarily filed Form 10-SB with the Securities and Exchange Commission ("SEC") in the United States to register its common stock. The SEC requested the Company change its accounting policy with respect to the capitalization of exploration costs to comply with the Commission's interpretation of the accounting for exploration costs in the mining industry. The Company amended its policy concerning mineral exploration costs to record as an expense in the period incurred, costs relating to the Company's exploration activities. Previously the costs were capitalized until the properties were determined to be impaired based on the evaluation of management. The change in accounting policy was adopted prospectively. The Company's 1999 financial statements reflect the decrease in assets and the increase in net loss by $297,000 or $0.02 per share for the effect of the change. The change in accounting for mineral exploration costs means that exploration costs will be charged to income until such time that proven reserves are established. From that time forward, the Company will capitalize all costs to the extent that future cash flow from the reserves equals or exceeds the costs deferred. The Company will not capitalize, at that time, costs previously written off, as there is no supporting guidance in accounting principles.

     In October 1999 the Company entered into a joint venture with Aurora Gold Corporation for preliminary exploration of the San Diego reconnaissance license, which covers 800 square kilometers. An exploration program funded by Patagonia Gold Corporation commenced on the most prospective areas during the last quarter of 1999 and will continue in 2000.

(C)  EXPLORATION AND DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company controls mineral exploration concessions in Argentina and Guatemala. The Company's strategy is to concentrate its investigations into:

     (1)  Existing operations where an infrastructure already exists;

     (2) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and

     (3)  Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Argentina and Guatemala. The Company is also examining other exploration properties in Cote D' Ivorie, Liberia, Mexico and Morocco.

     Exploration  expenses  on  the  San  Diego  Reconnaissance   Concession  in
Guatemala totalled $23,117 during fiscal 1999 (1998 - $0) in addition to the $9,250 (1998 - $0) in mineral property acquisition costs.

     Exploration expenses in Argentina totalled $21,890 during fiscal 1999 (1998
- $12,250).

     All of the Company's properties are in the exploration stages only and are without a known body of Mineral Reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the

Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  EMPLOYEES

     As of January 31, 2000 there were two (2) full time employees and two (2) part time employees.

(E)  REGULATION OF MINING ACTIVITY

     Patagonia's interests in its projects will be subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on Patagonia.

(F)  FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

     Mineral exploration, development and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation and make it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

(G)  COMPETITION

     Many companies are engaged in the exploration and development of mineral properties. The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, lead, zinc and industrial minerals. Many of these companies have substantially greater technical and financial resources than Patagonia and thus the company may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's projects cannot accurately be predicted. As the Company is in the development stage, the above factors have had no material impact on operations or income.

(H)  ENVIRONMENTAL REGULATIONS

     All phases of the Company's operations in Argentina and Guatemala are subject to environmental regulations. Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Although the Company believes it is in compliance with all applicable environmental legislation, there is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's operations.

(I)  MINING RISKS AND INSURANCE

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities therefore could have a materially adverse effect upon the Company's financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

     All of the Company's properties are in the preliminary exploration stage and do not contain any known body of ore.

     The Company's exploration activities are presently in Argentina and Guatemala. In addition to Argentina and Guatemala, primary regions under investigation by the Company include Cote D' Ivoire, Liberia, Mexico and Morocco.

     During 1998 and 1999 the Company applied for and later dropped mineral exploration permits in the Cote D' Ivorie and Liberia. The Company also evaluated mineral properties in Argentina, Guatemala, Mexico and Morocco for potential acquisition.

(A)  ARGENTINA

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

          During Fiscal 1999, the Company continued its preliminary field assessment and sampling programs on the five exploration license areas ("ELAs" - "cateos"), Carmela IV, Carmela VI, Carmela VII, Carmela VIII and Carmela IX, held in the Province of La Rioja, Department of Rosario Vera Penaloza, District of Chepes. Each cateo consisted of 10,000 hectares for a total of 50,000 hectares. The exploration permits for the mineral exploration concessions were originally acquired by the Company in July 1997. Based on an analysis of geophysical data compiled from existing airborne geophysical surveys (magnetometer and radiometric surveys) carried out jointly by the Argentinean and Australian surveys and ground work completed by the Servicio Geologico Minero Argentino ("SEGMAR") the Company gradually reduced the size of the five cateos and reapplied for the most prospective areas of the cateos under the following exploration/mineral discovery permits.

          During 1998 and 1999 the Company conducted preliminary field assessments of the properties. This included reconnaissance, mapping and sampling of individual outcrops. No significant anomalous values have been returned to date, however, the area hosts quartz veins and structural features similar to precious and base metal mineralized bodies found throughout the general area. Recent sampling has returned significant gold and silver values from quartz veining and quartz stockwork material on ground immediately to the south of the company's concessions. The Sierra de las Minas area continues to be the focus of successful exploration and drilling of similar quartz vein bodies by such companies as Golden Peaks Resources in joint partnership with Mitsubishi Materials Corp.

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

          The concessions are located in Sierra de Chepes in the extreme south end of the Province of La Rioja, 1,000 Kilometres Northwest of Buenos Aires, in the departments of Rosario Vera Penaloza and San Martin, immediately north of the town of Chepes. The concessions are readily accessible by paved road from the city of La Rioja situated approximately 200 kilometres to the north. Provincial Highway 79 traverses the entire eastern boundary of the concessions in a north-south direction and Provincial Highway 29 parallels the western boundary. A number of dirt roads and trails from the major highways provide convenient access to may parts of the concessions.

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

(B)  GUATEMALA, CENTRAL AMERICA

     In Guatemala, the Company's rights are working interests in a mineral reconnaissance license. In Guatemala a mineral exploration concession license confers on the titleholder the exclusive right to locate, study, analyze and evaluate the deposits that have been granted, within the licenses' territorial limits and to unlimited depth in the subsoil. The mineral reconnaissance license confers to the titleholder the exclusive rights to identify and locate possible areas for exploration, within the license's territorial limits and to unlimited depth in the subsoil.

     The Company's concession is located within the South Volcanic Belt in Guatemala, which is considered to be the geological setting with the greatest mineral potential in the country. The Volcanic Province is represented by a Quaternary chain of active volcanoes to the south and Tertiary igneous rocks to the north. In the Tertiary area, ignimbrites and rhyolites crop out, as well as acidic tuffs and several intrusives. Gold-silver deposits are expected to be found in granites and in quartz veins within the tuffs. The epithermal type of precious and basic metallic deposits and the presence of lithofilic elements are associated with the geology of this area. In the eastern part of the volcanic province, the most common mineralogy is pyrite and arsenopyrite with chalcopyrite, covelite and native gold as associated minerals, and it is related to epithermal processes associated with intrusive igneous bodies. Important deposits of copper-lead-zinc-silver, gold-silver and lead-zinc mineralization occur in veins located in fractures within Tertiary volcanic rocks, typical features of epithermal deposits filling fissures that originated from tensional stresses. The mineralization consists mainly of zinc sulfides, lead-silver and copper with calcite and quartz as gangue minerals. Other deposits of economic importance are formed by a series of iron oxide bodies. It is important to note that most of this province has not yet been explored and evaluated, but it is one of the more important zones of interest due to its favorable geological environment for mineralization.

     In October 1999 the Company entered into a joint venture agreement with Aurora Gold Corporation ("Aurora") to carry out preliminary exploration within the San Diego license area. The San Diego mineral reconnaissance license was granted to Aurora Gold Corporation in September 1999. Under the terms of the joint venture Patagonia can earn a fifty percent (50%) interest in the San Diego mineral reconnaissance licence upon (a) payment of $9,250 (paid) Guatemala government fee for the acquisition of the San Diego mineral exploration reconnaissance licence and (b) the payment of $18,617 (paid) for a Phase 1 exploration program.

     San Diego - Mineral Reconnaissance License

     San Diego is a mineral reconnaissance concession located in the Zacapa and Chiquimula departments in eastern Guatemala, some 150 kilometers east of Guatemala City. As a mineral reconnaissance concession, it covers a larger area than a mineral exploration concession, specifically 800 square kilometers. The main feature of the mineral reconnaissance concession is the fact that it completely surrounds the El Pato gold and silver mineral reserve, an exploration project funded by the United Nations which identified a Mineral Resource estimated to contain some 200,000 ounces of gold. Geologically, because of its size this mineral reconnaissance concession contains several geological settings. Most important is the presence of the Motagua Fault to the North and the Chiguimula Pluton (intrusive) on the eastern half of the concession.

     Following archival and other research, Aurora Gold Corporation, as operator for the joint venture with Patagonia, commenced work on prospective areas within the reconnaissance concession in November 1999. The work consists of sampling of outcrops, soils and stream sediments and mapping, the results of which are expected during the first quarter of 2000. The aim of the preliminary exploration work is to identify a number of highly prospective areas for which applications for mineral exploration licenses will be made, and subsequently undertake more comprehensive work.

     Exploration  expenditures  on  the  San  Diego  Reconnaissance   Concession
totalled  $23,117 during fiscal 1999 (1998 - $0) in addition to the $9,250 (1998
- $0) in mineral property acquisition costs.

ITEM 3. LEGAL PROCEEDINGS

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Common Stock of the Company has been quoted on the OTC Bulletin Board since May 1, 1997. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTC bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

     ---------------------------------------------------------------------------
                    First Quarter  Second Quarter  Third Quarter  Fourth Quarter
     ---------------------------------------------------------------------------
     1999 - High        $2.125          $2.000         $2.750          $2.531
     ---------------------------------------------------------------------------
     1999 - Low         1.3750           1.625          2.000          1.750
     ---------------------------------------------------------------------------
     1998 - High        2.6875           2.500          2.125          2.125
     ---------------------------------------------------------------------------
     1998 - Low          1.812           1.500          0.750          1.437
     ---------------------------------------------------------------------------

     (b) As of March 24, 2000, there were 25 holders of record of the Common Stock.

     (c) There were no Common Stock cash dividends paid in 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     The Registrant has not issued any securities in 1999 with or without registration under the Securities Act of 1933, as amended (the "Act").

ITEM 6. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(A)  GENERAL

     The Company is a mineral exploration company based in Vancouver, Canada engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Florida on March 31, 1993, under the name "Cayman Purchasing & Supply, Inc.".

     The Company conducts exploration activities from it headquarters in Vancouver, Canada. The Company controls mineral exploration concessions, in Argentina and Guatemala. In addition to Argentina and Guatemala, primary regions under investigation by the Company include Cote D' Ivoire, Liberia, Mexico and Morocco.The Company's strategy is to concentrate its investigations into:

     (1)  Existing operations where an infrastructure already exists;

     (2) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and

     (3)  Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Argentina and Guatemala. All of the Company's properties are in the preliminary exploration stage without any presently known Mineral Reserves.

     The Company had no revenues during fiscal 1999, 1998 and 1997. Income during fiscal 1999 1998 and 1997 was the result of interest earned on funds raised, as the Company has no mineral properties in production. Funds raised in fiscal 1999, 1998 and 1997 were used for exploration of the Company's properties and general administration.

     In June 1999 the Company voluntarily filed Form 10-SB with the Securities and Exchange Commission ("SEC") in the United States to register its common stock.

     During the next 12 months the Company needs to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses, to conduct work on its exploration properties. The Company intends to move forward in the current low gold price environment by selectively developing its existing assets and to further develop the Company through the possible acquisition or joint venturing of additional mineral properties either in the exploration or development stage. Additional employees will be hired on a consulting basis as required by the exploration projects.

(B)  FINANCING

     In  Fiscal  1999,  the  Company  raised $0 (1998 - $0,  1997 -  $1,540,000)
through the issuance of 0 (1998 - 0, 1997 - 9,000,000) common shares at prices ranging $0 (1998 - $0, 1997 - $0.10 to $1.00) per share.

(C)  FINANCIAL INFORMATION

     (a) Twelve Months Ended December 31, 1999 (Fiscal 1999) versus Twelve Months Ended December 31, 1998

          For the year ended December 31, 1999 the Company recorded a loss of $460,883, or $0.03 per share, compared to a loss of $135,708 ($0.01 per share) in 1998 and a loss of $28,577 ($0.00 per share) in 1997.

          Professional fees - accounting and legal - For the year ended December 31, 1999 the Company recorded professional fees of $38,553, compared to $24,078 in 1998. The 1999 increase in fees was the result of costs associated with filing of the Company's Form 10-SB.

          Exploration expenditures - For the year ended December 31, 1999 the Company recorded exploration expenses of $32,236 compared to $94,295 in 1998. The reduction in expenditures was due to reduced spending on project research and evaluation.

          Write down of mineral property costs - In June 1999 the Company filed its registration statement on form 10-SB with the Securities and Exchange Commission ("SEC") of the United States. The SEC requested the Company change its accounting policy with respect to the capitalization of exploration costs to comply with the Commission's interpretation of the accounting for exploration costs in the mining industry. The Company amended its policy concerning mineral exploration costs to record as an expense in the period incurred, costs relating to the Company's exploration activities. Previously the costs were capitalized until the properties were determined to be impaired based on the evaluation of management. The change in accounting policy was adopted prospectively. The Company's 1999 financial statements reflect the decrease in assets and the increase in net loss by $297,000 or $0.02 per share for the effect of the change. The change in accounting for mineral exploration costs means that exploration costs will be charged to income until such time that proven reserves are established. From that time forward, the Company will capitalize all costs to the extent that future cash flow from the reserves equals or exceeds the costs deferred. The Company will not capitalize, at that time, costs previously written off, as there is no supporting guidance in accounting principles.

     (b) Twelve Months Ended December 31, 1998 (Fiscal 1998) versus twelve Months ended December 31, 1997 (Fiscal 1997):

          For the year ended December 31, 1998 the Company recorded a loss of $135,708, or $0.01 per share, compared to a loss of $28,577 ($0.00 per share) in 1997.

          General and administrative expenses - For the year ended December 31, 1998 the Company recorded general and administrative expenses of $19,158, compared to $5,338 in 1997. The increase in 1998 costs was due to the company having limited operations in 1997.

          Professional fees - accounting and legal - For the year ended December 31, 1998 the Company recorded professional fees of $24,078, compared to $8,368 in 1997. The increase in 1998 costs was due to the company having limited operations in 1997.

          Salaries and consulting fees - For the year ended December 31, 1998 the Company recorded salaries and consulting fees of $33,053 compared to $0 in 1997. The increase in 1998 costs was due to the company having limited operations in 1997.

          Exploration expenditures - For the year ended December 31, 1998 the Company recorded exploration expenses of $94,295 compared to $24,755 in 1997. The increase in expenditures was due to increased spending on project research and evaluation.

(D)  FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 1999, the Company had cash of $22,913 (1998 - $73,651) and working capital deficiency of $88,966 (1998 working capital - $57,798) respectively. Total liabilities as of December 31, 1999 were $111,879 as compared to $15,853 on December 31, 1998, an increase of $96,026. During 1999 financing activities consisted of the following, proceeds from notes and advances payable $76,879 (1998 - $0). In Fiscal 1999 investing activities consisted of additions to mineral properties $9,250 (1998 - $0), purchases of available-for-sale securities $352,485 (1998 - $1,603,921) and proceeds from the sale of available-for-sale securities $359,804 (1998 - $528,649). The Company recorded a loss of $18,837 (1998 - gain $16,962) on the sale of available-for-sale securities. For the year ended December 31, 1999 the Company recorded a loss from operations of $163,883 and after a $297,000 write down in the carrying value of its mining interests, a net loss of $460,883, or $0.03 per share compared to a loss of $135,708 ($0.01 per share) in 1998 and a loss of $28,577 ($0.00 per share) in 1997.

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2000 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

     None of the Company's properties has commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.

     The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the foreseeable future.

(E)  YEAR 2000 ISSUES.

     The "Year 2000 problem", as it has come to be known, refers to the fact that many computer programs use only the last two digits to refer to a year, and therefore recognize a year that begins with "20" as instead beginning with "19". For example, the year 2000 would be read as being the year 1900. If not corrected, this problem could cause many computer applications to fail or create erroneous results.

     The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are Year 2000 compliant. The Company is using independent consultants to oversee the Year 2000 project as well, as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. New equipment and software was installed during the third and fourth quarters of 1999. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

     However, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate effect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has formulated a contingency plan to deal with the potential non-compliance of vendors and customers.

     As of March 24, 2000 the Company has not experienced any year 2000 problems nor has any of the Company's vendors or others with whom it transacts business.

(F)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition (i) the changes in the fair value of the hedged asset or the liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

ITEM 7. FINANCIAL STATEMENTS

     See ITEM 13 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this ITEM 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     In February 2000, Patagonia Gold Corporation ("Patagonia") dismissed its prior certifying accountants, BDO Dunwoody LLP ("BDO Dunwoody") and retained as its new certifying accountants Moore Stephens Ellis Foster Ltd. BDO Dunwoody's LLP report on Patagonia's financial statements during the most recent fiscal year contained no adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by Patagonia's Board of Directors.

     During the last two fiscal years and the subsequent interim period through February 7, 2000, there were no disagreements between Patagonia and BDO Dunwoody LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Dunwoody LLP, would have caused it to make a reference to the subject matter of disagreements in connection with its report.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 1999 and March 24, 2000. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                               Position
----                               --------
David E. Jenkins         Age  46,   President  and  Director  since  June  1997.
                         President of Patagonia Gold Corporation and Director of
                         Eurasia  Gold  Fields,   Inc.  President  of  DataLogic
                         Marketing Corporation, 1989 to current. Investment advisor for PaineWebber, Inc. and Blythe Eastman Dillon
                         Inc., 1983 to 1989.

Antonino G. Cacace Age 54, Director since June 1997. Engineer, Founder and current Managing Director of Stelax Industries in the United Kingdom. Between 1984 and 1995 he was managing director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.

Cosme M. Beccar Varela   Age 39,  Director  since June 1997. Mr. Cosme M. Beccar
                         Varela  is a  principal  in the Law firm of C&C  Beccar
                         Varela and has been employed with them since 1993.

A. Cameron Richardson    Age 47,  Controller  since  October  1997,  & Secretary
                         since January 1999. 1981 to 1997 held accounting positions with various Canadian resource companies.

There are no family relationships between any of the executive officers.

     COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1999 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(A)  General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

------------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                    Long-Term Compensation
                                      ----------------------------------------------------------------------------------------------
                                                                               Awards                      Payments
                                                                             -------------------------------------------------------
                                                                                             Securities
                                                                  Other                      Under-                     All
                                                                  Annual       Restricted    Lying                      other
Name And                                                          Compen-      Stock         Options/      LTIP         Compen-
Principal Position          Year        Salary      Bonuses       Sation       Award(s)      SARs          Payouts      sation
                                        ($)         ($)           ($)          ($)           (=)           ($)          ($)
(a)                         (b)         (c)         (d)           (e)          (f)           (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------------
David Jenkins               1999        12,000      -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------
President and               1998        -0-         -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------
Director                    1997        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
Cameron Richardson          1999        7,727       -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------
Controller and              1998        8,577       -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------
Secretary                   1997        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------

     None of the Company's officers or directors was party to an employment agreement with the Company. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company. During the fiscal year ending December 31, 1999 the entire board of directors acted as the Company's compensation committee.

(B)  Options/SAR Grants Table

          No options have been awarded to David Jenkins,  Antonino Cacace, Cosme
     M. Beccar Varela or Cameron Richardson.

(C)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

          No options have been awarded to David Jenkins,  Antonino Cacace, Cosme
     M. Beccar Varela or Cameron Richardson.

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

          The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1999 non-officers directors received a total of $0 in consulting fees.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 24, 2000 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 24, 2000, there were 13,000,000 shares of Common Stock issued and outstanding.

           Name of                          Shares of Common
         Beneficial                        Stock Beneficially        Percentage
           Owner                                  Owned                 Owned
           -----                                  -----                 -----

Cede & Company (1)                              3,271,698               25.2%
PO Box 222 Bowling Green Station
New York, NY 10274

Carrington International Limited (1)            3,000,000               23.1%
STE 2402,
Bank of America Tower
12 Harcourt Road, Central Hong Kong

Dorothea Schnura (1)                            1,000,000                7.7%
Robert Kock Street 6
67259 Bemdershein, Germany

Gregorio Becerro (1)                              800,000                6.2%
Plaza Mayor 7
Salamanca, Spain

Viabilite et Establissement a.r.l. (1)            800,000                6.2%
Broadcasring House,
Rouge Bouillon St.
Channel Island

Antonino Jaramillo (1)                            700,000                5.4%
Raimund F Villacerde 45
2803 Madrid Spain

Fernpark Investments Limited (1)                  650,000                5.0%
PO Box N-8318
Nassau, Bahamas

Officers and Directors

David E. Jenkins                                  50,000                  *
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2

Antonino G. Cacace                                  0                     *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.

Cosme M. Beccar Varela                            25,000                  *
Reconquista 657
1373 Buenos Aires, Argentina

Cameron Richardson                                  0                     *
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2

Officers and Directors (4 persons)                75,000                  *

(1) To the best of the Company's knowledge, none of the above companies or individuals are affiliated to the officers and directors of the Company.

*    Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The proposed business of the Company raises potential conflicts of interests between the Company and certain of its officers and directors.

     Certain of the directors of the Company are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or Management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to the Company, the degree of risk to which the Company may be exposed and its financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is not aware of the existence of any conflict of interest as described herein.

     Directors and/or officers will receive expense reimbursement for expenses reasonably incurred on behalf of the Company.

     Included in accounts payable at December 31, 1999 is $0 (1998 - $0) due to directors and a corporation controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses.


     The Company does not pay a fee to its outside, non-officer directors. The Company believes that consulting fees and reimbursement for operating expenses paid to corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-19

(2)  EXHIBITS

1.1  Article of Incorporation of Cayman Purchasing & Supply, Inc.              *

1.2  Company By-laws for Cayman Purchasing & Supply, Inc.                      *

1.3  Notice of reinstatement for Cayman Purchasing & Supply, Inc.              *

1.4  Amendment to the Articles of Incorporation of Cayman Purchasing
     & Supply, Inc.                                                            *

1.5  Notice of filing of Amendment to the Articles of Incorporation of
     Cayman Purchasing & Supply, Inc.                                          *

1.6  Notice of filing of Amendment to the Articles of Incorporation of
     Cayman Purchasing & Supply, Inc. changing its name to Patagonia
     Gold Corporation                                                          *

3.1  Agreement dated July 30, 1997 between The Company and Carrington
     International Limited                                                     *

4.0  Joint Venture Agreement between the Company and Aurora Gold
     Corporation

21.1 Subsidiaries of the Company

27.1 Financial Data Schedule

--------
* Previously Filed


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: March 24, 2000                     BY: /s/ David Jenkins
      --------------                         --------------------------
                                                 David Jenkins
                                                 Director and President


Date: March 24, 2000                     BY: /s/ Cosme M. Beccar Varela
      --------------                         --------------------------
                                                 Cosme M. Beccar Varela
                                                 Director

EXHIBIT (1) THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN
            ITEM 8 ARE LISTED BELOW

                          INDEX TO FINANCIAL STATEMENTS

          Financial Statements                                   Page
          --------------------                                   ----

Report of Independent Accountants                                F-2 and F3
Consolidated Balance Sheets                                      F-4
Consolidated Statements of Stockholders' Equity                  F-5
Consolidated Statement of Operations                             F-6
Consolidated Statement of Cash Flows                             F-7
Summary of Significant Accounting Policies                       F-8 to F-12
Notes to Consolidated Financial Statements                       F-12 to F-15



Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)
Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)



Index

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


                                       F1

MOORE STEPHENS ELLIS FOSTER LTD.
  CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca

--------------------------------------------------------------------------------




REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)


We have audited the consolidated balance sheet of Patagonia Gold Corporation as at December 31, 1999 and the consolidated statements of stockholders' equity, operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.



Vancouver, Canada                          "MOORE STEPHENS ELLIS FOSTER LTD."
March 4, 2000                                      Chartered Accountants



                                       F2

--------------------------------------------------------------------------------
MS   An independently owned and operated member of Moore Stephens North America
Inc., Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, - members in principal cities throughout the world
--------------------------------------------------------------------------------

================================================================================

                                               Report of Independent Accountants
--------------------------------------------------------------------------------

To The Board of Directors and Stockholders
Patagonia Gold Corporation


We have audited the Consolidated Balance Sheet of Patagonia Gold Corporation as at December 31, 1998 and the Consolidated Statements of Stockholders' Equity, Operations and Cash Flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.


                                                            /s/ BDO Dunwoody LLP

Vancouver, Canada
May 8, 1999                                                Chartered Accountants


                                       F3

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 1999 and 1998
(Expressed in US Dollars)

---------------------------------------------------------------------------------------------------------
                                                                                 1999               1998
---------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash                                                                    $    22,913        $    73,651
  Receivables                                                                       7                220
  Investments (Note 3)                                                        921,332          1,567,456
---------------------------------------------------------------------------------------------------------

                                                                              944,252          1,641,327
Mineral property costs (Note 4)                                                12,250            300,000
---------------------------------------------------------------------------------------------------------

Total assets                                                              $   956,502        $ 1,941,327
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities                                $    35,000        $    15,853
Notes payable (Note 5)                                                         76,879                 --
---------------------------------------------------------------------------------------------------------

Total liabilities                                                             111,879             15,853
---------------------------------------------------------------------------------------------------------

Stockholders' Equity

Share capital (Note 6)
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    13,000,000 common shares                                                   13,000             13,000
Additional paid-in capital                                                  1,827,000          1,827,000
Accumulated deficit                                                         (625,168)          (164,285)
Accumulated other comprehensive income (loss),
  unrealized (loss) gains on securities available for sale                  (370,209)            249,759
---------------------------------------------------------------------------------------------------------

Stockholders' equity                                                          844,623          1,925,474
---------------------------------------------------------------------------------------------------------

 Total liabilities and stockholders' equity                               $   956,502        $ 1,941,327
=========================================================================================================

The accompanying notes are an integral part of these financial statements.


Approved by the Directors:
                           ------------------------      -----------------------
                           Director                      Director

                                       F4

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1999 and 1998
(Expressed in US Dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                              Compre-                         Other          Total
                                         Common stock        Additional       hensive                       Compre-         Stock-
                                   ----------------------       paid-in        Income    Accumulated        hensive       holders'
                                       Shares      Amount       capital        (loss)        Deficit  Income (Loss)         equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998           13,000,000     $13,000    $1,827,000   $        --       $(28,577)      $151,673     $1,963,096
----------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                      --          --            --      (135,708)      (135,708)            --       (135,708)

Change in unrealized gains                 --          --            --        98,086             --         98,086         98,086
----------------------------------------------------------------------------------------------------------------------------------

Total comprehensive gain (loss)            --          --            --       (37,622)      (135,708)        98,086        (37,622)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998         13,000,000      13,000     1,827,000                     (164,285)       249,759      1,925,474
----------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                      --          --            --      (460,883)      (460,883)            --       (460,883)

Change in unrealized loss                  --          --            --      (619,968)            --       (619,968)      (619,968)
----------------------------------------------------------------------------------------------------------------------------------

Total comprehensive loss                   --          --            --    (1,080,851)      (460,883)      (619,968)    (1,080,851)
-----------------------------------------------------------------------===============--------------------------------------------

Balance, December 31, 1999         13,000,000     $13,000    $1,827,000                    $(625,168)     $(370,209)      $844,623
=======================================================================               ============================================

The accompanying notes are an integral part of these financial statements.

                                       F5

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statement of Operations
Years Ended December 31, 1999 and 1998
(Expressed in US Dollars)

-----------------------------------------------------------------------------------------------------------------
                                                                 March 31                Year                Year
                                                         1993 (inception)               Ended               Ended
                                                           to December 31         December 31         December 31
                                                                     1999                1999                1998
-----------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                               $       45,067       $      19,974        $     19,158
  Professional fees - accounting and legal                         70,404              38,553              24,078
  Salaries and consulting fees                                     78,496              45,443              33,053
-----------------------------------------------------------------------------------------------------------------

                                                                  193,967             103,970              76,289

Exploration expenses                                              151,284              32,236              94,295

Writedown of mineral property costs                               297,000             297,000                  --
-----------------------------------------------------------------------------------------------------------------

                                                                  642,251             433,206             170,584
-----------------------------------------------------------------------------------------------------------------

Less:  Income (loss)
  Interest income                                                  33,445                 889              22,257
  Dividend income                                                   2,835                  --               2,835
  Realized gain (loss) on sale of investments                     (1,875)             (18,837)             16,962
  Interest expense                                               (14,672)              (9,729)             (4,528)
  Foreign exchange loss                                           (2,650)                  --              (2,650)
-----------------------------------------------------------------------------------------------------------------

                                                                   17,083             (27,677)             34,876
-----------------------------------------------------------------------------------------------------------------

Net loss for the period                                    $    (625,168)       $    (460,883)        $  (135,708)
=================================================================================================================

Loss per share                                                                  $       (0.03)        $     (0.01)
==================================================================================================================

Weighted average shares outstanding                                                13,000,000          13,000,000
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                       F6

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statement of Cash Flows
Years Ended December 31, 1999 and 1998
(Expressed in US Dollars)

-----------------------------------------------------------------------------------------------------------------
                                                                 March 31                Year                Year
                                                         1993 (inception)               Ended               Ended
                                                           to December 31         December 31         December 31
                                                                     1999                1999                1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from (used in)
  operating activities
  Net loss for the period                                    $   (625,168)      $    (460,883)       $   (135,708)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - realized loss (gain) on sale of
        investments                                                (1,875)             18,837             (16,962)
    - writedown of mineral property costs                         297,000             297,000                  --
-----------------------------------------------------------------------------------------------------------------
                                                                 (330,043)           (145,046)           (152,670)
  Changes in assets and liabilities:
    - decrease (increase) in receivables                               (7)                213               1,458
    - increase (decrease) in accounts payable                      35,000              19,147              (1,030)
-----------------------------------------------------------------------------------------------------------------
                                                                 (295,050)           (125,686)           (152,242)
-----------------------------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities                    (2,178,119)           (352,485)         (1,603,921)
  Proceeds from sale of available-for-sale
    securities                                                    888,453             359,804             528,649
  Mineral property costs                                          (12,250)             (9,250)                 --
-----------------------------------------------------------------------------------------------------------------
                                                               (1,301,916)             (1,931)         (1,075,272)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stocks                       1,540,000                  --                  --
  Proceeds from notes payable                                      79,879              76,879                  --
-----------------------------------------------------------------------------------------------------------------
                                                                1,619,879              76,879                  --
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                         22,913             (50,738)         (1,227,514)

Cash and cash equivalents,
  beginning of period                                                  --              73,651           1,301,165
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                              $     22,913      $       22,913       $      73,651
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                       F7

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

1.   Nature of Business and Going Concern

     The Company was incorporated under the laws of the State of Florida on March 31, 1993 and is in the business of exploration and development of mineral properties. On October 13, 1997, the Company changed its name to Patagonia Gold Corporation.

     The Company was inactive until June 30, 1997, when it entered into a share exchange agreement with the shareholders of Patagonia Gold Mines Ltd. ("PGM"), an inactive company incorporated in 1994 under the laws of Bermuda, whereby the Company acquired all issued and outstanding share of PGM in exchange for 5,500,000 common shares of the Company. There were no operations of the companies prior to June 30, 1997. At the conclusion of the transaction, the former shareholders of PGM controlled the Company and, thus, the transaction has been accounted for as a reverse acquisition of the Company by PGM. Consistent with accounting principles governing the accounting for reverse acquisitions, these consolidated financial statements are accounted for as a continuation of the legal subsidiary.

     The acquisition was recorded using the purchase method. As the net book value of the Company at the date of the acquisition was $Nil, a nominal value has been assigned to shares issued pursuant to the share exchange agreement.

     Also on July 30, 1997, the Company acquired mineral properties in Argentina in exchange for the issuance of 3,000,000 common shares. The mineral properties were valued at $300,000. During the year ended December 31, 1999, the Company determined that the carrying value of the Argentinean mineral properties exceeded the future projected cash flows from the mineral properties. Consequently, the mineral properties were written down to their estimated fair value of $3,000.

     The recovery of the amounts shown for interests in mineral properties is dependent upon the discovery of economically recoverable reserves or proceeds from the disposition thereof, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain financing to complete development of the properties and on future profitable operations.

2.   Significant Accounting Policies

     (a)  Basis of Consolidation

          These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States, include the accounts of the Company and its wholly-owned subsidiary, Patagonia Gold Mines Ltd., a company incorporated in 1994 under the laws of Bermuda. Significant inter-company accounts and transactions have been eliminated.

                                       F8

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

2.   Significant Accounting Policies (continued)

     (b)  Cash and Cash Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of December 31, 1999.

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at December 31, 1999 and 1998, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (d)  Investments

          Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included in stockholders' equity. Realized gains and losses are determined on an average cost basis when securities are sold.

     (e)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 1999 the Company had $ nil in a bank beyond insured limits.

     (f)  Foreign Currency Transactions

          Foreign currency accounts are translated into U.S. dollars as follows:

          At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

                                       F9

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

2.   Significant Accounting Policies (continued)

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 1999 and 1998 were $Nil and $Nil, respectively.

     (h)  Impairment

          Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

     (i)  Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     (j)  Fair Value of Financial Instruments

          The respective  carrying value of certain  on-balance-sheet  financial instruments approximated their fair values. These financial instruments include cash, receivables, investments and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.



                                      F10

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

2.   Significant Accounting Policies (continued)

     (k)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (l)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share".

     (m)  Comprehensive Income

          In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.

     (n)  New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                      F11

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

2.   Significant Accounting Policies (continued)

     (n)  New Accounting Pronouncements (continued)

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard has no material effect on the financial statements.

3.   Investments

     Investments consist of available-for-sale securities and are summarized as follows:

                                                             Gross        Gross
                                                        unrealized   unrealized       Market
                                                 Cost        gains       losses        value
     ---------------------------------------------------------------------------------------
     December 31, 1999
       Equity securities                   $1,291,541   $   22,434   $  392,643   $  921,332
     ---------------------------------------------------------------------------------------

     December 31, 1998
       Equity securities                   $1,317,697   $  375,229   $  125,470   $1,567,456
     ---------------------------------------------------------------------------------------

       Unrealized gains totalling $7,949 (1998 - $174,043) relate to investments held by the Company's Bermuda subsidiary and are not subject to income tax.

                                      F12

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

4.   Mineral Property Costs

     (a)  Argentina

          Mineral concessions in the Province of La Rioja, Argentina, are as follows:

     o    Piloncho 1, Sierra de Chepes

     o    Piloncho 2, Sierra de Chepes

     o    Piloncho 20, Sierra de Chepes

     o    Piloncho 21, Sierra de Chepes

     o    Carmelita 16, Sierra de Chepes

     o    Carmelita 17, Sierra de Chepes

     o    Carmelita 18, Sierra de Chepes

     (b)  Guatamala

          On October 1, 1999, the Company entered into an agreement that gives the Company the right to earn a 50% interest in the San Diego Mineral Exploration Reconnaissance Licence by paying:

     o    a $9,250 acquisition fee (paid); and

     o    $18,617 towards the Phase I exploration program.

5.   Notes Payable

     Loans payable are unsecured, non-interest bearing and are due on demand.

6.   Share Capital

     On April 9, 1997, the Company amended its Articles of Incorporation to provide for the authorization of 50,000,000 common shares at $0.001 par value. Previously, the authorized capital was 200 common shares of no par value.

     Also, on April 9, 1997, the Company forward split its common stock 5,000:1, thus increasing the number of issued and outstanding common shares from 200 shares to 1,000,000 shares. This split has been reflected retroactively in these financial statements.

                                      F13

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

7.   Supplemental Cash Flow Information

     The non-cash transaction listed as interest paid in the amount of $Nil (1998 - $3,567) has not been included in the Statement of Cash Flows.

8.   Income Taxes

     (a) The Company has estimated net losses for tax purposes to December 31, 1999, totalling approximately $614,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 1999 and 1998. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

          The right to claim these losses is expected to expire as follows:

                   2008                       $10,000
                   2012                        16,000
                   2018                       128,000
                   2019                       460,000
                   ----------------------------------
                                             $614,000
                   ==================================

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                   1999               1998
          ----------------------------------------------------------------------

          Tax loss carryforwards              $ 157,000          $  52,000
          Valuation allowance                  (157,000)           (52,000)
          ----------------------------------------------------------------------

                                              $      --          $      --
          ======================================================================

          No tax effect has been recorded on the accumulated other comprehensive income unrealized gains on securities available-for-sale due to the existence of U.S. tax loss carryforwards.

                                      F14

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
================================================================================

9.   Comparative Figures

     Certain 1998 comparative figures have been reclassified to conform with the financial statement presentation adopted for 1999.

10.  Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the year ended December 31, 1999, include salaries of $12,000 (1998 - $Nil) which were paid to a director of the Company and were charged to operations in 1999.




                                      F15