Form 10QSB
period 2000-03-31
PATAGONIA GOLD CORP /BC
filed 2000-05-02
CIK 1049576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to ___________________

     Commission file number 0-26531

PATAGONIA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida                                        65-0401897
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

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

YES [X] NO [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one);

YES [_]  NO [X]

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


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                              PAGE
                                                             ------
    Consolidated Balance Sheets                              3

    Consolidated Statements of Stockholders' Equity          4

    Consolidated Statements of Operations                    5

    Consolidated Statements of Cash Flows                    6

    Notes to the Consolidated Financial Statements           7-11

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets  - (Unaudited)
March 31, 2000 and December 31, 1999
(Expressed in US Dollars)

-----------------------------------------------------------------------------------------
                                                                  2000            1999
-----------------------------------------------------------------------------------------

ASSETS
Current
   Cash                                                        $     5,473    $    22,913
   Receivables                                                          14              7
   Investments (Note 3)                                          1,250,738        921,332
                                                               --------------------------
                                                                 1,256,225        944,252

Mineral property costs (Note 4)                                     12,250         12,250
-----------------------------------------------------------------------------------------
Total assets                                                   $ 1,268,475    $   956,502
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
   Accounts payable and accrued liabilitie                     $    38,000    $    35,000
   Notes payable (Note 5)                                           87,179         76,879
-----------------------------------------------------------------------------------------
Total liabilities                                                  125,179        111,879
-----------------------------------------------------------------------------------------

Stockholders' Equity
   Share capital,
         Authorized (Note 6)
             50,000,000 common shares, par value $0.001 each
1         Issued
           13,000,000 common shares (1997 - 13,000,000)             13,000         13,000
Additional paid in capital                                       1,827,000      1,827,000
Accumulated deficit                                               (655,901)      (625,168)
Accumulated other comprehensive income (loss)
    Unrealized (loss) gains on securities available for sale       (40,803)      (370,209)
                                                               --------------------------
                                                                 1,143,296        844,623
-----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                     $ 1,268,475    $   956,502
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2000 and the years ended December 31, 1999 and 1998 (Unaudited)
(Expressed in US Dollars)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                         Accumulated
                                                                             Compre-                        Other
                                      Common Stock           Additional     hensive                       Compre-         Total
                                 ------------------------     Paid-In       Income       Accumulated      hensive      Stockholder's
                                   Shares        Amount       Capital       (loss)         Deficit     Income (loss)      Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1998         13,000,000   $    13,000   $ 1,827,000   $        --    $   (28,577)   $   151,673    $ 1,963,096
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                    --            --            --      (135,708)      (135,708)            --       (135,708)
Change in unrealized gains               --            --            --        98,086             --         98,086         98,086
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income               --            --            --       (37,622)      (135,708)        98,086        (37,622)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       13,000,000        13,000     1,827,000                     (164,285)       249,759      1,925,474
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                    --            --            --      (460,883)      (460,883)            --       (460,883)
Change in unrealized loss                --            --            --      (619,968)            --       (619,968)      (619,968)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income               --            --            --    (1,080,851)      (460,883)      (619,968)    (1,080,851)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999       13,000,000        13,000     1,827,000                     (625,168)      (370,209)       844,623
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                  --            --            --       (30,733)       (30,733)            --        (30,733)
Change in unrealized loss                --            --            --       329,406             --        329,406        329,406
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income               --            --            --       298,673        (30,733)       329,406        298,673
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000          13,000,000   $    13,000   $ 1,827,000                  $  (655,901)   $   (40,803)   $ 1,143,296
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Operations
Three months ended March 31, 2000 and 1999 (Unaudited)
(Expressed in US Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                       Three months
                                                        March 31                          Ended
                                                    1993 (inception)                     March 31
                                                      to March 31           ----------------------------------
                                                          2000                  2000                   1999
--------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administration and general                          $     54,910          $      9,843          $      3,845
  Professional fees - accounting and legal                  71,659                 1,255                 9,220
  Salaries and consulting fees                              96,959                18,463                11,767
--------------------------------------------------------------------------------------------------------------

                                                           223,528                29,561                24,832

Exploration expenses                                       152,419                 1,135                 5,142

Writedown of mineral property costs                        297,000                    --                    --
--------------------------------------------------------------------------------------------------------------

                                                           672,947                30,696                29,974
--------------------------------------------------------------------------------------------------------------

Less: Income (loss)
  Interest income                                           33,529                    84                   397
  Dividend income                                            2,835                    --                    --
  Realized gain (loss) on sale of investments               (1,875)                   --                    --
  Interest expense                                         (14,793)                 (121)                 (186)
  Foreign exchange loss                                     (2,650)                   --                    --
--------------------------------------------------------------------------------------------------------------

                                                            17,046                   (37)                  211
--------------------------------------------------------------------------------------------------------------

Net loss for the period                                   (655,901)         $    (30,733)         $    (29,763)
--------------------------------------------------------------------------------------------------------------

Loss per share                                                              $      (0.00)         $      (0.00)
--------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           13,000,000            13,000,000
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Operations
Three months ended March 31, 2000 and 1999 (Unaudited)
(Expressed in US Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,                    Three months
                                                                              1993 (inception)                   Ended
                                                                              to December 31                   March 31
                                                                                                    --------------------------------
                                                                                   2000                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in)
      operating activities
      Net loss for the period                                                   $  (655,901)        $   (30,733)        $   (29,763)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            - realized loss (gain on sale of investments                             (1,875)                 --                  --
            - writedown of mineral properties                                       297,000                  --                  --
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (360,776)            (30,733)            (29,763)
      Changes in assets and liabilities
            - decrease (increase) in accounts receivable                                (14)                 (7)               (113)
            - increase (decrease) in accounts payable                                38,000               3,000               1,184
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   (322,790)            (27,740)            (28,692)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in)
      investing activities
      Purchase of available for sale securities                                  (2,178,119)                 --                  --
      Proceeds on sale of available-for-sale securities                             888,453                  --                  --
      Mineral property costs                                                        (12,250)                 --                  --
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 (1,301,916)                 --                  --
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
      Proceeds from issuance of common stock                                      1,540,000                  --                  --
      Proceeds from notes payable                                                    90,179              10,300                  --
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  1,630,179              10,300                  --
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                                            5,473             (17,440)            (28,692)
Cash, beginning of period                                                                --              22,913              73,651
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                             $     5,473         $     5,473         $    44,959
------------------------------------------------------------------------------------------------------------------------------------

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

     (b)  Cash and Cash Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of March 31, 2000.

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at March 31, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (d)  Investments

          Available-for-sale securities are carried at fair market value with unrealised holding gains and losses included in stockholders' equity. Realized gains and losses are determined on an average cost basis when securities are sold.

     (e)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of March 31, 2000 the Company had $ nil in a bank beyond insured limits.

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

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the three months ended March 31, 2000 and 1999 were $Nil and $Nil, respectively.

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

3.   Investments

     Investments consist of available-for-sale securities and are summarized as follows:

                                             Gross        Gross
                                           unrealized   unrealized      Market
                                 Cost        gains        losses        value
     ---------------------------------------------------------------------------

     March 31, 2000
       Equity securities      $1,291,541   $  224,943   $  265,746   $1,250,738
     ===========================================================================

     December 31, 1999
       Equity securities      $1,291,541   $   22,434   $  392,643   $  921,332
     ===========================================================================

     Unrealised losses totalling $73,440 (December 31, 1999 - $7,949) relate to investments held by the Company's Bermuda subsidiary and are not subject to income tax.

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

     Also, on April 9, 1997, the Company forward split its common stock 5,000:1, thus increasing the number of issued and outstanding common shares from 200 shares to 1,000,000 shares. This split has been reflected retroactively in these financial statements. Income

7.   Taxes

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

          The right to claim these losses is expected to expire as follows:

                           2008                     $ 10,000
                           2012                       16,000
                           2018                      128,000
                           2019                      460,000
                           ---------------------------------
                                                    $614,000
                           =================================

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                               1999                     1998
          ----------------------------------------------------------------------

          Tax loss carry forwards          $  157,000                $  52,000
          Valuation allowance                (157,000)                 (52,000)
          ----------------------------------------------------------------------

                                           $       --                $      --
          ======================================================================

          No tax effect haseen recorded on the accumulated other comprehensive income unrealized gains on securities available-for-sale due to the existence of U.S. tax loss carry forwards.

8.   Comparative Figures

     Certain 1999 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2000.


9.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the three months ended March 31, 2000, include salaries of $10,000 (1999 - $Nil), which were paid to a director of the Company and were charged to operations in 2000.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Currently,   the  Company's   activities  are  centered  in  Argentina  and
Guatemala.

     During 1999 and the first quarter of 2000, the Company conducted initial exploration programs for gold mineralization on its properties in Argentina and Guatemala.

     In Guatemala, the Company entered into a joint venture agreement with Aurora Gold Corporation in October 1999 to conduct initial mineral exploration on the San Diego Exploration Reconnaissance Licence. The licence was granted to Aurora Gold Corporation in September 1999. Initial exploration work begun in 1999 continued during the first quarter of 2000.

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

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)  Significant developments during the first quarter of 2000

     In October 1999 the Company entered into a joint venture with Aurora Gold Corporation for preliminary exploration of the San Diego reconnaissance license located in Guatemala. The reconnaissance licence covers 800 square kilometers. An exploration program funded by Patagonia Gold Corporation commenced on the most prospective areas during the last quarter of 1999 and continued during the first quarter of 2000.

(C)  Financial Information

Three Months Ended March 31, 2000 versus Three Months Ended March 31, 1999

For the three months ended March 31, 2000 the Company recorded a loss of $30,733 or $0.00 per share, compared to a loss of $29,763 or $0.00 per share in 1999.

General and administrative expenses - For the three months ended March 31, 2000 the Company recorded general and administrative expenses of $9,843, compared to $3,845 in 1999.

Professional fees - accounting and legal - For the three months ended March 31, 2000 the Company recorded accounting and legal fees of $1,255, compared to $9,220 in 1999. The 1999 costs reflect the costs associated with the preparation and filing of the Company's Form 10-SB Registration Statement.

Exploration expenditures - For the three months ended March 31, 2000 the Company recorded exploration expenses of $1,135, compared to $5,142 in 1999.

(D)  Financial Condition and liquidity

     At March 31, 2000, the Company had cash of $5,473 (1999 - $44,959) and working capital of $1,131,046 (1999 - $1,490,622) respectively. Total liabilities as of March 31, 2000 were $125,179 as compared to $17,037 on March 31, 1999, an increase of $108,142. During the three months ended March 31, 2000 financing activities consisted of the following, proceeds from notes and advances payable $10,300 (1999 - $0). For the three months ended March 31, 2000 investing activities consisted $0 (1999 - $0). The Company recorded a loss for the three months ended March 31, 2000 of $30,733, or $0.00 per share, compared to a loss of $29,763 ($0.00 per share) in 1999.

     The Company has sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2000 and (ii) to conduct preliminary exploration programs. However, without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

(E)  Year 2000 issues

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

     However, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate affect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has formulated a contingency plan to deal with the potential non-compliance of vendors and customers.

     As of April 30, 2000 the Company has not experienced any year 2000 problems nor has any of the Company's vendors or others with whom it transacts business.

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

          Not Applicable

ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1  Article of Incorporation of Cayman Purchasing & Supply, Inc.              *

3.2  Company By-laws for Cayman Purchasing & Supply, Inc.                      *

3.3  Notice of reinstatement for Cayman Purchasing & Supply, Inc.              *

3.4  Amendment to the Articles of Incorporation  of Cayman  Purchasing
     & Supply, Inc.                                                            *

3.5  Notice of filing of Amendment to the  Articles of  Incorporation
     of Cayman Purchasing & Supply, Inc.                                       *

3.6  Notice of filing of Amendment to the  Articles of  Incorporation of Cayman Purchasing & Supply, Inc. changing its name to Patagonia
     Gold Corporation                                                          *

10.1 Agreement   dated  July  30,  1997  between  The  Company  and
     Carrington International Limited                                          *

10.2 Joint Venture Agreement between the Company and Aurora Gold Corporation   *

27.1 Financial Data Schedule

--------
* Previously Filed

(b)  Reports on Form 8-K

     None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:  April 30, 2000             BY:  /s/ David Jenkins
                                       ---------------------------
                                       David Jenkins
                                       Director and President

Date:  April 30, 2000             BY:  /s/ Cosme M. Beccar Varela
                                       --------------------------
                                       Cosme M. Beccar Varela
                                       Director