Form 10QSB
period 2000-06-30
PATAGONIA GOLD CORP /BC
filed 2000-08-15
CIK 1049576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-26531

PATAGONIA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida                                                       65-0401897
(State or other jurisdiction of incorporation or             (IRS Employer
organization)                                                Identification No.)

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of June 30, 2000.

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



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                          PAGE

         Consolidated Balance Sheets                                      3

         Consolidated Statements of Stockholders' Equity                  4

         Consolidated Statements of Operations                            5

         Consolidated Statements of Cash Flows                            6

         Notes to the Consolidated Financial Statements                   7-10

-------------------------------------------------------------------------------------------
PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)
Consolidated Balance Sheets
(Expressed in US Dollars)                                            June 30    December 31
(Unaudited, prepared by management)                                     2000           1999
-------------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                          $     2,448    $    22,913
   Receivables                                                            21              7
   Investments                                                       901,196        921,332
-------------------------------------------------------------------------------------------
                                                                     903,665        944,252

Mineral property costs                                                12,250         12,250
-------------------------------------------------------------------------------------------
Total assets                                                     $   915,915    $   956,502
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
   Accounts payable and accrued liabilities                      $    41,279    $    35,000
Notes payable                                                         87,579         76,879
-------------------------------------------------------------------------------------------
Total liabilities                                                    128,858        111,879
-------------------------------------------------------------------------------------------

Stockholders' deficiency,
Share capital
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    13,000,000 common shares                                          13,000         13,000
Additional paid-in capital                                         1,827,000      1,827,000
Accumulated deficit                                                 (662,598)      (625,168)
Accumulated other comprehensive income (loss)
    Unrealized gains/(losses) on securities available for sale      (390,345)      (370,209)
-------------------------------------------------------------------------------------------
Stockholders' equity                                                 787,057        844,623
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $   915,915    $   956,502
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
Patagonia Gold Corporation
(An exploration stage enterprise)
Statements of Stockholder's Equity
(Expressed in US Dollars)
(Unaudited, prepared by management)
For the period ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                             Compre-                       Other
                                       Common Stock          Additional      hensive                      Compre-         Total
                                 ------------------------     Paid-In        Income       Accumulated     hensive      Stockholder's
                                   Shares         Amount      Capital        (loss)         Deficit     Income (loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998         13,000,000   $    13,000   $ 1,827,000    $      --      $   (28,577)   $   151,673    $ 1,963,096
------------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                  --            --            --         (135,708)      (135,708)          --         (135,708)
Change in unrealized gains             --            --            --           98,086           --           98,086         98,086
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income             --            --            --          (37,622)      (135,708)        98,086        (37,622)
---------------------------------------------------------------------------===========----------------------------------------------
Balance, December 31, 1998       13,000,000        13,000     1,827,000                      (164,285)       249,759      1,925,474
-----------------------------------------------------------------------                   ------------------------------------------
Net loss for the year                  --            --            --         (460,883)      (460,883)          --         (460,883)
Change in unrealized gains             --            --            --         (619,968)          --         (619,968)      (619,968)
Total comprehensive income             --            --            --       (1,080,851)      (460,883)      (619,968)    (1,080,851)
---------------------------------------------------------------------------===========----------------------------------------------
Balance, December 31, 1999       13,000,000        13,000     1,827,000                      (625,168)      (370,209)       844,623
-----------------------------------------------------------------------                   ------------------------------------------
Net loss for the period                --            --            --          (37,473)       (37,430)          --          (37,430)
Change in unrealized gains             --            --            --          (20,136)          --          (20,136)       (20,136)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income             --            --            --          (57,609)       (37,430)       (20,136)       (57,566)
---------------------------------------------------------------------------===========----------------------------------------------
Balance, June 30, 2000           13,000,000   $    13,000   $ 1,827,000                   $  (662,598)   $  (390,345)   $   787,057
-----------------------------------------------------------------------                   ------------------------------------------

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Operations
For the six month ended June 30, 2000 and 1999
(Expressed in US Dollars)
(Unaudited, prepared by management)
--------------------------------------------------------------------------------------------

                                                  March 31            Six months ended
                                              1993 (inception)             June 30
                                                 to June 30     ----------------------------
                                                   2000           2000            1999
--------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                    $     61,786    $      9,599    $      5,589
  Professional fees - accounting and legal            73,139           9,855           9,220
  Salaries and consulting fees                        95,475          16,979          19,810
--------------------------------------------------------------------------------------------

                                                     230,400          36,433          34,619

  Exploration expenses                               152,419           1,135           5,142
  Writedown of mineral property costs                297,000              --              --
--------------------------------------------------------------------------------------------
                                                     679,819          37,568          39,761
--------------------------------------------------------------------------------------------

Less: Income (loss)
  Interest income                                     33,562             117             642
  Dividend income                                      2,835              --              --
  Realized gain (loss) on sale of investments         (1,875)             --              --
  Interest expense                                   (14,884)           (212)         (2,143)
  Foreign exchange gain (loss)                        (2,417)            233            (921)
--------------------------------------------------------------------------------------------
                                                      17,221             138          (2,422)
--------------------------------------------------------------------------------------------

Net loss for the period                         $    662,598    $     37,430    $     42,183
============================================================================================

Loss per share                                                  $       0.00    $       0.00
============================================================================================

Weighted average common shares outstanding                        13,000,000      13,000,000
============================================================================================

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
Six months ended June 30, 2000 and 1999
(Expressed in US Dollars)
(Unaudited, prepared by management)
---------------------------------------------------------------------------------------------------
                                                           March 31           Six months ended
                                                       1993 (inception)            June 30
                                                          to June 30     --------------------------
                                                             2000           2000           1999
---------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
     Net loss for the period                              $  (662,598)   $   (37,430)   $   (42,183)
     Adjustments to reconcile net loss to net
       cash used in operating activities :
          - realized loss (gain) on sale of investments        (1,875)            --             --
          - writedown of mineral property costs               297,000             --             --
---------------------------------------------------------------------------------------------------
                                                             (367,473)       (37,430)       (42,183)
     Changes in assets and liabilities
          - decrease (increase) in accounts receivable            (21)           (14)            52
          - increase(decrease) in accounts payable             41,279          6,279         33,657
---------------------------------------------------------------------------------------------------

                                                             (326,215)       (31,165)        (8,474)
---------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
     Purchase of available for sale securities             (2,178,119)            --        (22,523)
     Proceeds on sale of available-for-sale securities        888,453             --             --
     Mineral property costs                                   (12,250)            --             --
---------------------------------------------------------------------------------------------------

                                                           (1,301,916)            --        (22,523)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Proceeds from issuance of common stock                 1,540,000             --             --
     Proceeds from notes payable                               90,579         10,700             --
---------------------------------------------------------------------------------------------------

                                                            1,630,579         10,700             --
---------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                      2,448        (20,465)       (30,997)
Cash and cash equivalents, beginning of period                     --         22,913         73,974
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $     2,448    $     2,448    $    42,977
===================================================================================================

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

     (b)  Cash and Cash Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of June 30, 2000.

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at June 30, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

     (e)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of June 30, 2000 the Company had $ nil in a bank beyond insured limits.

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

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the six months ended June 30, 2000 and 1999 were $Nil and $Nil, respectively.

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


3.   Investments

     Investments consist of available-for-sale securities and are summarized as follows:

                                                 Gross        Gross
                                            unrealized   unrealized       Market
                                     Cost        gains       losses        value
--------------------------------------------------------------------------------

June 30, 2000
  Equity securities            $1,291,541   $  215,525   $  605,870   $  901,196
================================================================================

December 31, 1999
  Equity securities            $1,291,541   $   22,434   $  392,643   $  921,332
================================================================================

     Unrealised losses totalling $303,598 (December 31, 1999 - $7,949) relate to investments held by the Company's Bermuda subsidiary and are not subject to income tax.

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


7.   Comparative Figures

     Certain 1999 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2000.


8.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the six months ended June 30, 2000, include salaries of $0 (1999 - $Nil), which were paid to a director of the Company and were charged to operations in 2000.



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

     During 1999 and the first quarter of 2000, the Company conducted initial exploration programs for gold mineralization on it's property in Guatemala.

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

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)  Significant developments during the first and second quarter of 2000

     In October 1999 the Company entered into a joint venture with Aurora Gold Corporation for preliminary exploration of the San Diego reconnaissance license located in Guatemala. The reconnaissance licence covers 800 square kilometers. An exploration program funded by Patagonia Gold Corporation commenced on the most prospective areas during the last quarter of 1999 and continued during the first and second quarter of 2000.

     The Company is currently reviewing its Argentina and Guatemala properties.

(C)  Financial Information

Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999

For the six months ended June 30, 2000 the Company recorded a loss of $37,430 or $0.00 per share, compared to a loss of $42,183 or $0.00 per share in 1999.

General and administrative expenses - For the six months ended June 30, 2000 the Company recorded general and administrative expenses of $9,599, compared to $5,589 in 1999.

Professional fees - accounting and legal - For the six months ended June 30 the Company recorded accounting and management fees of $9,855, compared to $9,220 in 1999. Of this amount accounting and management fees of $8,375 (1999 - $8,375) relate to the management of the Company's wholly owned Bermuda subsidiary Patagonia Gold Mines.

Exploration expenditures - For the six months ended June 30, 2000 the Company recorded exploration expenses of $1,135, compared to $5,142 in 1999.

(D)  Financial Condition and liquidity

     At June 30, 2000, the Company had cash of $2,448 (1999 - $42,977) and working capital of $774,807 (1999 - $1,430,714) respectively. Total liabilities as of June 30, 2000 were $128,858 (1999 - $190,341), a decrease of $61,483.
During the six months ended June 30, 2000 financing activities consisted of the following, proceeds from notes and advances payable $10,700 (1999 - $0). For the six months ended June 30, 2000 investing activities consisted $0 (1999 - $22,523). The Company recorded a loss for the six months ended June 30, 2000 of $37,430, or $0.00 per share, compared to a loss of $42,183 ($0.00 per share) in 1999.

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

(E)  Year 2000 issues

     The "Year 2000 problem", passed without incident at any of the Company's properties.

     The Year 2000 (YK2) issue is the result of computerized systems using two digits rather than four digits to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculation causing disruption to business operations. In 1999, the Company completed a review of its computer-based information systems and, where needed, Y2K compliant upgrades for the Company's core financial systems were installed and tested. To date, no Y2K problems have been encountered by the Company or the Company's vendors or others with whom it transacts business and none are expected. The Company's management and operations staff will again monitor critical operations during the December 31, 2000 - January 1, 2001 Y2K rollover dates.


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

10.1  Agreement dated July 30, 1997 between The Company and Carrington
         International Limited                                                *

10.2  Joint Venture Agreement between the Company and Aurora Gold Corporation *

27.1  Financial Data Schedule

--------
* Previously Filed


(b)  Reports on Form 8-K

1.   Change in registrant's certifying accountants (filed February 7, 2000) *

--------
         * Previously Filed



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:    August 10, 2000                   BY:  /s/ David Jenkins
         ---------------                        --------------------------
                                                David Jenkins
                                                Director and President

Date:    August 10, 2000                   BY:  /s/ Cosme M. Beccar Varela
         ---------------                        --------------------------
                                                Cosme M. Beccar Varela
                                                Director