Form 10QSB
period 2000-09-30
PATAGONIA GOLD CORP /BC
filed 2000-11-03
CIK 1049576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-26531

PATAGONIA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida                                         65-0401897
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of September 30, 2000.

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

                           PATAGONIA GOLD CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                                 3
         September 30, 2000 and December 31, 1999

         Consolidated Statements of Operations --                       4
         Six Months Ended September 30, 2000

         Consolidated Statements of cash Flows --                       5
         Six Months Ended September 30, 2000

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9

PART II. Other Information

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults Upon Senior Securities                                11

Item 4.  Submission of Matters to A Vote of Security Holders            11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

Signatures                                                              12

Financial Data Schedule                                                 13

--------------------------------------------------------------------------------
PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets  - (unaudited)
September 30, 2000 and December 31, 1999                         September 30,  December 31,
(Expressed in U.S. Dollars)                                           2000         1999
-------------------------------------------------------------------------------------------
Assets

Current

   Cash                                                          $    26,670    $    22,913

   Receivables                                                         7,382              7

   Investments                                                       589,802        921,332
                                                                 --------------------------

                                                                     623,854        944,252


Mineral property costs                                                12,250         12,250
                                                                 --------------------------
                                                                 $   636,104    $   956,502
-------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Liabilities

Current

   Accounts payable and accrued liabilities                      $    44,866    $    35,000

   Notes payable                                                          --         76,879
                                                                 --------------------------
                                                                      44,866        111,879
                                                                 --------------------------

Stockholders' deficiency,
   Share capital,
         Authorized
            50,000,000 common shares, par value $0.001
         Issued

           13,000,000 common shares                                   13,000         13,000

Additional paid in capital                                         1,827,000      1,827,000

Deficit accumulated during the development stage                    (649,950)      (625,168)
Accumulated other comprehensive income

    Unrealized gains/(losses) on securities available for sale      (598,812)      (370,209)
                                                                 --------------------------
                                                                     591,238        844,623
                                                                 --------------------------
                                                                 $   636,104    $   956,502
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Operations (Unaudited)
For the nine months ended September 30, 2000 and 1999
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------
                                                March 31 1993    Nine Months     Nine Months
                                                (inception) to      ended           ended
                                                 September 30   September 30,   September 30,
                                                     2000           2000            1999
--------------------------------------------------------------------------------------------

General and administrative expenses

   Administrative and general                   $     66,884    $     21,817    $     20,346

    Professional fees - accounting and legal          77,164           6,760          18,004

  Salaries and consulting fees                       105,474          26,978          37,867
--------------------------------------------------------------------------------------------

                                                     249,522          55,555          76,217


  Exploration expenses                               152,419           1,135           8,083

  Writedown of mineral property costs                297,000              --         297,000
--------------------------------------------------------------------------------------------
                                                     698,941          56,690         381,300
--------------------------------------------------------------------------------------------

Less : Income (loss)

  Interest income                                     33,585             140             839

  Dividend income                                      2,835              --              --

  Realized gain (loss) on sale of investments         29,965          31,840              --

  Interest expense                                   (14,977)           (305)         (2,277)

  Foreign exchange  gain (loss)                       (2,417)            233            (253)
--------------------------------------------------------------------------------------------
                                                      48,991          31,908          (1,691)
--------------------------------------------------------------------------------------------

Net loss for the period                         $    649,950    $     24,782    $    382,991
============================================================================================

Loss per share                                                  $       0.00    $       0.03
============================================================================================

Weighted average common shares outstanding                        13,000,000      13,000,000
============================================================================================

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION
(An exploration stage company)

Consolidated Statements of Cash Flows (Unaudited)
Nine Months ended September 30, 2000 and 1999
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------------------
                                                           March 31, 1993        Nine Months         Nine Months
                                                           (inception) to           ended               ended
                                                            September 30,       September 30,       September 30,
                                                                2000                2000                1999
                                                            (cumulative)
----------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities

   Net loss for the period                                 $  (649,950)         $   (24,782)         $  (382,991)
   Adjustments to reconcile net loss to net cash used
     in operating activities :
      Realized loss (gain) on sale of investments              (33,715)             (31,840)                  --
      Expenses satisfied with common stock                       3,000                   --                   --
      Write-down of mineral properties                         297,000                   --              297,000
----------------------------------------------------------------------------------------------------------------
                                                              (383,665)             (56,622)             (85,991)

   Changes in assets and liabilities
      Decrease (increase) in accounts receivable                (7,382)              (7,375)                  (7)
      Increase(decrease) in accounts payable                    44,866                9,866               23,224
----------------------------------------------------------------------------------------------------------------
                                                              (346,181)             (54,131)             (62,774)
----------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
   Purchase of available for sale securities                (2,178,119)                  --             (163,352)
   Proceeds on sale of available-for-sale securities         1,023,220              134,767                   --
   Mineral property costs                                      (12,250)                  --                   --
----------------------------------------------------------------------------------------------------------------
                                                            (1,167,149)             134,767             (163,352)
----------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities
   Proceeds from issuance of common stock                    1,540,000                   --                   --
   Proceeds from notes payable                                      --              (76,879)             154,831
----------------------------------------------------------------------------------------------------------------
                                                             1,540,000              (76,879)             154,831
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                      26,670                3,757              (71,295)
Cash  and cash equivalents, beginning of period                     --               22,913               73,974
----------------------------------------------------------------------------------------------------------------

Cash  and cash equivalents, end of period                  $    26,670          $    26,670          $     2,679
================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The consolidated financial statements and footnotes thereto included in Patagonia Gold Corporation. Annual Report on Form 10-KSB for the year ended December 31, 1999 should be reviewed in connection with these condensed consolidated financial statements.

          The continued operations of the Company is dependent upon the discovery of economically recoverable reserves or proceeds from the dispositions thereof, the ability of the Company to obtain financing to complete development of the properties and on future profitable operations.

          All dollar amounts are in United States dollars unless otherwise indicated. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

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

          In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 2000.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at September 30, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of September 30, 2000 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the nine-months ended September 30, 2000 and 1999 were $Nil and $Nil, respectively.

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

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

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

2.   Nature of Business and Going Concern

          The Company was formed on March 31, 1993 under the laws of the State of Florida and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.   Available-for-sale Securities

     Investments consist of available-for-sale securities and are summarized as follows:

                                                    Gross          Gross
                                               unrealized     unrealized          Market
                                      Cost          gains         losses           value
      -----------------------------------------------------------------------------------

      June 30, 2000
        Equity securities       $1,188,569        $46,346       $645,113        $589,802
      ===================================================================================

      December 31, 1999
        Equity securities       $1,291,541        $22,434       $392,643        $921,332
      ===================================================================================

     Unrealised losses totalling $299,726 (December 31, 1999 - $7,949) relate to investments held by the Company's Bermuda subsidiary and are not subject to income tax.

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

7.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the nine-months ended September 30, 2000, include salaries of $0 (1999 - $Nil), which were paid to a director of the Company and were charged to operations in 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(A)  General

          The Company is a mineral exploration company based in Vancouver, Canada and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Florida on March 31, 1993, under the name "Cayman Purchasing & Supply, Inc." On October 13, 1997 the Company changed its name to Patagonia Gold Corporation and is an exploration stage enterprise. The Company was inactive between March 31, 1993 and June 30, 1997.

          This document contains numerous forward-looking statements relating to the Company's business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company's future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

          None of the Company's properties contain any known Mineral Reserves.

          The Company's common stock is traded on the OTC Bulletin Board.

(B) Plan of Operation for 20000 and significant developments during the nine-months ended September 30, 2000

          The Company is currently conducting an exploration program on its property located in Guatemala.

     The 2000 exploration program consists of:

          1. Completion of data compilation work started in 1999 to be able to calculate a quality resource estimate.

          2. Extending existing trench sample profiles in selected areas of veins.

          3. Structural mapping of trenches and mineralized showings and their immediate area in the various shear zones.

          4.   Detailed geology mapping.

(C)  Financial Information

     Nine-Month Period Ended September 30, 2000 versus Nine-Month Period Ended September 30, 1999

     Net Loss:

          For the nine-month period ended September 30, 2000 the Company recorded a loss of $24,782 or $0.00 per share, compared to a loss of $382,991 or $0.03 per share in 1999.

     Revenues:

          The Company had no operating revenues for the nine-month period ended September 30, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the nine-month period ended September 30, 2000 the Company recorded general and administrative expenses of $21,817, compared to $20,346 in 1999. Total fees paid to the Accountant General of Bermuda for the nine-months ended September 30, 2000 were $7,120 (1999 - $7,120).

          Professional fees - accounting and legal - For the nine-month period ended September 30, 2000 the Company recorded accounting fees of $1,505 (1999 -$5,299) and legal fees of $5,255 (1999 - $12,705).

          Exploration expenditures - For the nine-month period ended September 30, 2000 the Company recorded exploration expenses of $1,135 (1999 - $8,083).

(D)  Financial Condition and liquidity

          At September 30, 2000, the Company had cash of $26,670 (1999 - $2,679) and working capital of $578,988 (1999 - $1,262,363) respectively. Total liabilities as of September 30, 2000 were $44,866 (1999 - $193,908).

          Net cash used in operating activities in the nine-month period ended September 30, 2000 was $54,131 compared to $62,774 in the nine-month period ended September 30, 1999. Net cash used in investing activities in the nine-month period ended September 30, 2000 was $0 compared to net cash used in investing activities of $163,352 in the prior year's comparable period. Proceeds from the sale of securities in the nine-month period ended September 30, 2000 were $134,767 (1999 - $0). Net cash received from financing activities in the nine-month period ended September 30, 2000 was $0 compared to net cash received from financing activities of $154,831 in the prior year's comparable period. Net cash used in the repayment of notes payable in the nine-month period ended September 30, 2000 was $76,879 (1999
     - $0).

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

(E)  Year 2000 issues

          The "Year 2000 problem" passed without incident at any of the Company's properties.

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




Date:    October 15, 2000                BY:  /s/ David Jenkins
         ----------------                     -----------------
                                              David Jenkins
                                              Director and President

Date:    October 15, 2000                BY:  /s/ Cosme M. Beccar Varela
         ----------------                     --------------------------
                                              Cosme M. Beccar Varela
                                              Director