Form 10KSB
period 2000-12-30
PATAGONIA GOLD CORP /BC
filed 2001-03-30
CIK 1049576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Fiscal year ended December 31, 2000

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

Title  of  each  class                       Name of  ach exchange on
                                             which  registered
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

     Revenue  for  the  fiscal  year  ended  December  31,  2000  was  $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $9,693,750 as of March 8, 2001. There were 13,000,000 shares of the registrant's Common Stock outstanding as of March 8, 2001.

Documents  incorporated  by  reference  herein:  None

Transitional Small Business disclosure format (check one); YES [   ] NO [ X ]

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

     The  Company's  common  stock  is  traded  on  the NASD OTC Bulletin Board.

The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the near future.

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)  SIGNIFICANT  DEVELOPMENTS  IN  FISCAL  2000  AND  SUBSEQUENT  EVENTS

     An exploration work program on the San Diego reconnaissance license, Guatemala, started in the fourth quarter of 1999 was completed during the first quarter of 2000. The work consisted of geological mapping and soil and rock sampling.

     An exploration work program on the Argentina mineral exploration concessions during 2000 consisted of reconnaissance, sampling of outcrops, soils and stream sediments and mapping.

(C)  EXPLORATION  AND  DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company controls mineral exploration concessions in Argentina and Guatemala. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii)
Grass-roots  exploration  opportunities.

     The Company is currently concentrating its exploration activities in Argentina and Guatemala. The Company is also examining other exploration properties in Mexico.

     An exploration work program on the San Diego reconnaissance license, Guatemala, started in the fourth quarter of 1999 was completed during the first quarter of 2000. The program included geological mapping and soil and rock sampling. The aim of the preliminary exploration work was to identify a number of highly prospective areas for which applications for mineral exploration licenses will be made, and subsequently undertake more comprehensive work. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether the mineral reconnaissance license should be surrendered. Exploration expenses on the San Diego Reconnaissance Concession in Guatemala totalled $1,135 during fiscal 2000 (1999 - $23,117).

     During Fiscal 2000, the Company continued its preliminary field assessment and sampling programs. The fieldwork consisted of reconnaissance, mapping and sampling of individual outcrops. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether:
(i) further exploration is warranted; or (ii) whether mineral exploration concession licenses should be surrendered. Exploration expenses in Argentina totalled $5,645 during fiscal 2000 (1999 - $21,890).

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

(D)  EMPLOYEES

     As of January 31, 2000 there were two (2) full time employees and one (1) part time employee.

(E)  REGULATION  OF  MINING  ACTIVITY

     The Company's interests in its projects will be subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

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

     The Company is currently concentrating its exploration activities in Argentina and Guatemala. The Company is also examining other exploration properties in Mexico.

(A)  ARGENTINA
     ---------

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


     The Company currently holds the following exploration/mineral discovery permits:

     Piloncho 1
     Type of concession:        Cateo (exploration permit)
     Number of hectares:        9,975
     Location of claims:        Province of La Rioja, Department of Rosario Vera
                                Penaloza, District of Chepes.
     Current status:            Application filed with the government

     Piloncho 2
     Type of concession:        Cateo (exploration permit)
     Number of hectares:        9,450
     Location of claims:        Province of La Rioja, Department of Rosario Vera
                                Penaloza, District of Chepes.
     Current status:            Application filed with the government

     Piloncho 20
     Type of concession:        Mineral Discovery
     Number of hectares:        2,884
     Location of claims:        Province of La Rioja, Department of Rosario Vera
                                Penaloza, District of Chepes.
     Current status:            Application filed with the government

     Piloncho 21
     Type of concession:        Mineral Discovery
     Number of hectares:        3,500
     Location of claims:        Province of La Rioja, Department of Rosario Vera
                                Penaloza, District of Chepes.
     Current status:            Application filed with the government

     Carmelita 16
     Type of concession:        Mineral Discovery
     Number of hectares:        3,000
     Location of claims:        Province of La Rioja, Department of Rosario Vera
                                Penaloza, District of Chepes.
     Current status:            Application filed with the government

     Carmelita 17
     Type of concession:        Mineral Discovery
     Number of hectares:        2,000
     Location of claims:        Province of La Rioja, Department of Rosario Vera
                                Penaloza, District of Chepes.
     Current status:            Application filed with the government

     Carmelita 18
     Type of concession:        Mineral Discovery
     Number of hectares:        2,000
     Location of claims:        Province of La Rioja, Department of Rosario Vera
                                Penaloza, District of Chepes.
     Current status:            Application filed with the government and
                                concession granted by the government

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

          During the next 12 months the company intends to conduct further geological, geochemical and geophysical work on the Argentina properties.

(B)  GUATEMALA,  CENTRAL  AMERICA
     ----------------------------

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


     San  Diego  -Mineral  Reconnaissance  License
     ---------------------------------------------

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

                                     PART 11

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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2000 - High  $        2.500  $         1.750  $        1.625  $         1.375
2000 - Low   $        1.125  $         0.812  $        1.125  $         0.500
1999 - High  $        2.125  $         2.000  $        2.750  $         2.531
1999 - Low           1.3750            1.625           2.000            1.750

     (b)  As  of  March  8,  2001, there were 25 holders of record of the Common
          Stock.

     (c) There were no Common Stock cash dividends paid in 2000, 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     The Registrant has not issued any securities in 2000 with or without registration under the Securities Act of 1933, as amended (the "Act").


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

     The Company conducts exploration activities from it headquarters in Vancouver, Canada. The Company controls mineral exploration concessions, in Argentina and Guatemala. In addition to Argentina and Guatemala, primary regions under investigation by the Company include Mexico. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Argentina and Guatemala. All of the Company's properties are in the preliminary exploration stage without any presently known Mineral Reserves.

     The Company had no revenues during fiscal 2000, 1999, and 1998. Income during fiscal 2000, 1999 and 1998 was the result of interest earned on funds raised, as the Company has no mineral properties in production. Funds raised in fiscal 2000, 1999 and 1998 were used for exploration of the Company's properties and general administration.

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

(B)  FINANCING

     During fiscal 2000 and fiscal 1999 the Company did not raise any funds through the issuance of common stock.

(C)  FINANCIAL  INFORMATION

     (a) Twelve Months Ended December 31, 2000 (Fiscal 2000) versus Twelve Months Ended December 31, 1999 (Fiscal 1999)

          For the year ended December 31, 2000 the Company recorded a loss of $65,515, or $0.01 per share, compared to a loss of $460,883 ($0.03 per share) in 1999.

          Professional fees - accounting and legal - For the year ended December 31, 2000 the Company recorded professional fees of $8,975, compared to $38,553 in 1999. The 1999 increase in fees was the result of costs associated with filing of the Company's Form 10-SB.

          Sale of investments - For the year ended December 31, 2000 the Company realized a gain of $31,840 on the sale of its investments compared to a loss of $18,837 on the sale of its investments during the year ended December 31, 1999.

          Exploration expenditures - For the year ended December 31, 2000 the Company recorded exploration expenses of $6,780 compared to $32,236 in 1999.

     (b) Twelve Months Ended December 31, 1999 (Fiscal 1999) versus Twelve Months Ended December 31, 1998 (Fiscal 1998)

          For the year ended December 31, 1999 the Company recorded a loss of $460,883, or $0.03 per share, compared to a loss of $135,708 ($0.01 per  share)  in  1998.

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

(D)  FINANCIAL  CONDITION  AND  LIQUIDITY

     At December 31, 2000, the Company had cash of $1,352 (1999 - $22,913) and working capital of $640,006 (1999 working capital - $832,373) respectively. Total liabilities as of December 31, 2000 were $54,576 as compared to $111,879 on December 31, 1999, a decrease of $57,303. During 2000 financing activities consisted of the following, proceeds from notes and advances payable $0 (1999 - $76,879), repayment of notes and advances payable $75,949 (1999 - $0) . In Fiscal 2000 investing activities consisted of additions to mineral properties $0 (1999 - $9,250), purchases of available-for-sale securities $1,622 (1999 - $352,485) and proceeds from the sale of available-for-sale securities $134,771 (1999 - $359,804). The Company recorded a gain of $31,840 (1999 - loss of
$18,837) on the sale of available-for-sale securities. For the year ended December 31, 2000 the Company recorded a loss of $65,515, or $0.01 per share compared to a loss of $460,883 ($0.03 per share) in 1999.

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

     The Year 2000 (YK2) issue is the result of computerized systems using two digits rather than four digits to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculation causing disruption to business operations. In 1999, the Company completed a review of its computer-based information systems and, where needed, Y2K compliant upgrades for the Company's core financial systems were installed and tested. To date, no Y2K problems have been encountered by the Company or the Company's vendors or others with whom it transacts business and none are expected. The Company's management and operations staff again monitored critical operations during the December 31, 2000 - January 1, 2001 Y2K rollover dates and no Y2K problems were encountered.

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

          None


                                    PART 111.

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2000 and March 27, 2001. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                                          Position
----------------------  ---------------------------------------------------------
David E. Jenkins        Age  47,  President  and  Director  since  June  1997.
                        President  and Director of Aurora Gold Corporation since
                        October  1995.  Director  of Aurora Metals (BVI) Limited
                        since  May  2000.  Director of Eurasia Gold Fields, Inc.
                        since  1997.

Antonino G. Cacace      Age 55, Director since June 1997. Director of Aurora Gold
                        Corporation  since  October  1995. Engineer, Founder and
                        current  Managing  Director  of Stelax Industries in the
                        United  Kingdom.

Cosme M. Beccar Varela  Age 40, Director since June 1997. Mr. Cosme M. Beccar
                        Varela  is  a  principal  in  the Law firm of C&C Beccar
                        Varela  and  has  been  employed  with  them since 1993.

A. Cameron Richardson   Age 48, Controller since October 1997, & Secretary since
                        January  1999.  Controller  of  Aurora  Gold Corporation
                        since  October  1997,  &  Secretary  since  April  1998.
                        Director  of Aurora Metals (BVI) Limited since May 2000.
                        1981  to  1997  held  accounting  positions with various
                        Canadian  resource  companies.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2000 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

(A)  General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal years:

                            Annual  Compensation        Long-Term  Compensation
                            --------------------------  ---------------------------------------------
                                                        Awards                     Payments
                                                        -------------------------  ------------------
                                                                      Securities
                                                Other                   Under-                 All
                                                Annual   Restricted      Lying                other
Name And                                       Compen-      Stock      Options/      LTIP    Compen-
Principal Position   Year   Salary   Bonuses    Sation    Award(s)       SARs      Payouts    sation
                              ($)      ($)       ($)         ($)          (=)        ($)       ($)
(a)                   (b)     (c)      (d)       (e)         (f)          (g)        (h)       (i)
-------------------  -----  -------  --------  --------  -----------  -----------  --------  --------
David Jenkins         2000      -0-       -0-       -0-  None         None         None           -0-
President and         1999   12,000       -0-       -0-  None         None         None           -0-
Director              1998      -0-       -0-       -0-  None         None         None           -0-
Cameron Richardson    1999    6,748       -0-       -0-  None         None         None           -0-
Controller and        1998    7,727       -0-       -0-  None         None         None           -0-
Secretary             1997    8,577       -0-       -0-  None         None         None           -0-


     None  of  the  Company's  officers  or  directors  was party to an employment agreement with the
Company.  Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf  of the Company. During the fiscal year ending December 31, 2000 the entire board of directors acted  as  the  Company's  compensation  committee.

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

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

          No  options have been awarded to David Jenkins, Antonino Cacace, Cosme
     M. Beccar  Varela  or  Cameron  Richardson.

(D)  Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)  Compensation  of  Directors

          The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2000 non-officer directors received a total of $0 in consulting fees.

ITEM 11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 8, 2001 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 8, 2001, there were 13,000,000 shares of Common Stock issued and outstanding.

           Name of                       Shares of Common    Percentage
          Beneficial                    Stock Beneficially     Owned
            Owner                             Owned
--------------------------------------  ------------------   -----------
Carrington International Limited (1)             3,000,000        23.1%
STE 2402,
Bank of America Tower
12 Harcourt Road, Central Hong Kong
--------------------------------------  ------------------   -----------
Dorothea Schnura (1)                             1,000,000         7.7%
Robert Kock Street 6
67259 Bemdershein, Germany
--------------------------------------  ------------------   -----------
Gregorio Becerro (1)                               800,000         6.2%
Plaza Mayor 7
Salamanca, Spain
--------------------------------------  ------------------   -----------
Viabilite et Establissement a.r.l. (1)             800,000         6.2%
Broadcasring House,
Rouge Bouillon St.
Channel Island
--------------------------------------  ------------------   -----------
Antonino Jaramillo (1)                             700,000         5.4%
Raimund F Villacerde 45
2803 Madrid Spain
--------------------------------------  ------------------   -----------
Fernpark Investments Limited (1)                   650,000         5.0%
PO Box N-8318
Nassau, Bahamas
--------------------------------------  ------------------   -----------
Officers and Directors
--------------------------------------  ------------------   -----------
David E. Jenkins                                    50,000           *
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2
--------------------------------------  ------------------   -----------
Cosme M. Beccar Varela                              25,000           *
Reconquista 657
1373 Buenos Aires, Argentina
--------------------------------------  ------------------   -----------
Officers and Directors (2 persons)                  75,000           *

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

     Included in accounts payable at December 31, 2000 is $0 (1999 - $0) due to directors in respect of salaries, consulting fees and reimbursement for operating expenses.

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

4.0     Joint Venture Agreement between the Company and Aurora Gold Corporation         *

21.1    Subsidiaries of the Company

27.1    Financial Data Schedule

--------
*  Previously  Filed


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:     March 27, 2001               BY:   /s/  David  Jenkins
          --------------                     -------------------
                                             David  Jenkins
                                             Director  and  President


Date:     March 27, 2001               BY:   /s/  Cosme  M.  Beccar  Varela
          --------------                     ------------------------------
                                             Cosme  M.  Beccar  Varela
                                             Director

EXHIBIT  (1)     THE  FOLLOWING  FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN
                 ITEM  8  ARE  LISTED  BELOW


                          INDEX TO FINANCIAL STATEMENTS


          Financial Statements                       Page
-----------------------------------------------  ------------

Report of Independent Accountants                F-2
Consolidated Balance Sheets                      F-3
Consolidated Statements of Stockholders' Equity  F-4 to F-6
Consolidated Statement of Operations             F-7
Consolidated Statement of Cash Flows             F-8
Summary of Significant Accounting Policies       F-9 to F-13
Notes to Consolidated Financial Statements       F-13 to F-15

Financial  Statement  Schedules  *

*Financial Statement Schedules have been omitted as not applicable

                        PATAGONIA GOLD CORPORATION
                        & SUBSIDIARY
                        (An exploration stage enterprise)

                        Consolidated Financial Statements
                        (EXPRESSED IN U.S. DOLLARS)

                        December 31, 2000 and 1999





                         INDEX
                         -----

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

MOORE  STEPHENS  ELLIS  FOSTER  LTD.
CHARTERED  ACCOUNTANTS

1650  West  1st  Avenue
Vancouver,  BC  Canada   V6J  1G1
Telephone:  (604)  734-1112  Facsimile:  (604)  714-5916
E-Mail:  generaldelivery@ellisfoster.bc.ca
--------------------------------------------------------------------------------

REPORT  OF  INDEPENDENT  ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)


We have audited the consolidated balance sheets of PATAGONIA GOLD CORPORATION & SUBSIDIARY ("the Company") as at December 31, 2000 and 1999 and the consolidated statements of stockholders' equity, operations and cash flows for the years then ended and cumulative data from June 30, 1997 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended and cumulative data from June 30, 1997 to December 31, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                  "MOORE  STEPHENS  ELLIS  FOSTER  LTD."
March  9,  2001                             Chartered  Accountants


                                       F2

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Balance  Sheets
December  31,  2000  and  1999
(EXPRESSED  IN  U.S.  DOLLARS)
-----------------------------------------------------------------------------------------------------
                                                                                2000         1999
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                                       $    1,352   $   22,913
  Receivables                                                                        59            7
  Investments (Note 3)                                                          693,171      921,332
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            694,582      944,252

MINERAL PROPERTY COSTS (Note 4)                                                  12,250       12,250
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $  706,832   $  956,502
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                   $   53,646   $   35,000

NOTES PAYABLE (Note 5)                                                              930       76,879
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                54,576      111,879
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

SHARE CAPITAL (Note 6)
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    13,000,000 common shares                                                     13,000       13,000

ADDITIONAL PAID-IN CAPITAL                                                    1,827,000    1,827,000

ACCUMULATED DEFICIT                                                            (690,683)    (625,168)

ACCUMULATED OTHER COMPREHENSIVE (LOSS),
  unrealized (loss) on securities available for sale                           (497,061)    (370,209)
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                            652,256      844,623
-----------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  706,832   $  956,502
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Stockholders'  Equity
Years Ended December 31, 2000 and 1999
(EXPRESSED  IN  U.S.  DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                                 Compre-                     Other     Total
                                               Common stock       Additional    hensive                    Compre-     Stock-
                                          -----------------------    paid-in     Income  Accumulated       hensive    holders'
                                            Shares       Amount      capital     (loss)    Deficit   Income (Loss)    equity
------------------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 1997                           1   $       -   $        -   $      -   $      -  $            -  $      -

Issuance of common stock in
  July 1997 at $0.10 per share             5,500,000     550,000            -          -          -               -   550,000

Recapitalization to effect the issuance
  of shares on reverse acquisition           999,999    (543,500)     543,500          -          -               -         -

Issuance of common stock
  For cash:
  - in August, 1997 at $0.12 per share     2,000,000       2,000      238,000                                         240,000
  - in September, 1997 at
     $0.25 per share                       1,000,000       1,000      249,000                                         250,000
  - in October 1997 at $1.00 per share       500,000         500      499,500                                         500,000
 For mineral properties (Note 1)           3,000,000       3,000      297,000                                         300,000

NET (LOSS) FOR THE YEAR                                                          (28,577)    (28,577)                 (28,577)

CHANGE IN UNREALIZED
  INVESTMENT GAINS (LOSSES)                                                      151,673                    151,673   151,673
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE
  INCOME (LOSS)                                                                  123,096     (28,577)      151,673    123,096
-----------------------------------------------------------------------------  =========  ------------------------------------
BALANCE, December 31, 1997                13,000,000      13,000    1,827,000                (28,577)      151,673  1,963,096
=============================================================================             ====================================

(continued on page 2)

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F4

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Stockholders' Equity
Years Ended December 31, 2000 and 1999
(EXPRESSED  IN  U.S.  DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                               Compre-                   Other      Total
                                  Common stock     Additional  hensive                  Compre-     Stock-
                             ----------------------   paid-in   Income   Accumulated    hensive     holders'
                               Shares      Amount     capital   (loss)      Deficit  Income (Loss)  equity
-------------------------------------------------------------------------------------------------------------
(continued from page 1)

NET (LOSS) FOR THE YEAR                                        (135,708)    (135,708)               (135,708)

CHANGE IN UNREALIZED
  INVESTMENT GAINS (LOSSES)                                      98,086                   98,086      98,086
-------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE
  GAIN (LOSS)                                                   (37,622)    (135,708)     98,086     (37,622)
--------------------------------------------------------------  =========  ----------------------------------
BALANCE, December 31, 1998   13,000,000     13,000   1,827,000              (164,285)    249,759   1,925,474
==============================================================             ==================================

(continued on page 3)

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F5

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Stockholders'  Equity
Years Ended December 31, 2000 and 1999
(EXPRESSED  IN  U.S.  DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                   Compre-                        Other     Total
                                  Common stock       Additional    hensive                      Compre-     Stock-
                             -----------------------    paid-in     Income   Accumulated        hensive    holders'
                               Shares       Amount      capital     (loss)     Deficit    Income (Loss)     equity
---------------------------------------------------------------------------------------------------------------------

(continued from page 2)

NET (LOSS) FOR THE YEAR                -        -           -      (460,883)   (460,883)              -     (460,883)

CHANGE IN UNREALIZED
  INVESTMENT (LOSSES)                  -        -           -      (619,968)          -        (619,968)    (619,968)
---------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE (LOSSES)           -        -           -    (1,080,851)   (460,883)       (619,968)  (1,080,851)
---------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999    13,000,000   13,000   1,827,000                  (625,168)       (370,209)     844,623
---------------------------------------------------------------------------------------------------------------------
NET (LOSS) FOR THE YEAR                -        -           -       (65,515)    (65,515)              -      (65,515)

CHANGE IN UNREALIZED
  INVESTMENT (LOSSES)                  -        -           -      (126,852)          -        (126,852)    (126,852)
---------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE (LOSSES)           -        -                $ (192,367)    (65,515)       (126,852)    (192,367)
-------------------------------------------------------------  =============  ---------------------------------------
BALANCE, December 31, 2000    13,000,000  $13,000  $1,827,000                 $(690,683)      $(497,061)  $  652,256
=============================================================                 =======================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F6

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Operations
Years  Ended  December  31,  2000  and  1999
(EXPRESSED  IN  U.S.  DOLLARS)
-------------------------------------------------------------------------------------
                                               Cumulative
                                                  June 30           Year         Year
                                                  1997 to          Ended        Ended
                                              December 31    December 31  December 31
                                                     2000           2000         1999
-------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                 $     78,387   $     33,320   $  19,974
  Professional fees - accounting and legal         79,379          8,975      38,553
  Salaries and consulting fees                    131,146         52,650      45,443
-------------------------------------------------------------------------------------
                                                  288,912         94,945     103,970

EXPLORATION EXPENSES                              152,419          1,135      32,236

WRITEDOWN OF MINERAL PROPERTY COSTS               297,000              -     297,000
-------------------------------------------------------------------------------------
                                                  738,331         96,080     433,206
-------------------------------------------------------------------------------------
LESS:  INCOME (LOSS)
  Interest income                                  33,701            256         889
  Dividend income                                   2,835              -           -
  Realized gain (loss) on
    sale of investments                            29,965         31,840     (18,837)
  Interest expense                                (15,134)          (462)     (9,729)
  Foreign exchange loss                            (3,719)        (1,069)          -
-------------------------------------------------------------------------------------
                                                   47,648         30,565     (27,677)
-------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                    $   (690,683)  $    (65,515)  $(460,883)
=====================================================================================
(LOSS) PER SHARE                                            $      (0.01)  $   (0.03)
=====================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   13,000,000  13,000,000
=====================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F7

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Cash  Flows
Years  Ended  December  31,  2000  and  1999
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------------------
                                                     Cumulative
                                                        June 30           Year         Year
                                                        1997 to          Ended        Ended
                                                    December 31    December 31  December 31
                                                           2000           2000         1999
--------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net (loss) for the period                         $   (690,683)  $    (65,515)  $(460,883)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - realized loss (gain) on sale of investments        (33,715)       (31,840)     18,837
    - expenses satisfied with common stocks                3,000              -           -
    - writedown of mineral property costs                297,000              -     297,000
--------------------------------------------------------------------------------------------
                                                        (424,398)       (97,355)   (145,046)
  Changes in assets and liabilities:
    - decrease (increase) in receivables                     (59)           (52)        213
    - increase in accounts payable                        53,646         18,646      19,147
--------------------------------------------------------------------------------------------
                                                        (370,811)       (78,761)   (125,686)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES
  Purchase of available-for-sale securities           (2,179,741)        (1,622)   (352,485)
  Proceeds from sale of available-for-sale
    securities                                         1,023,224        134,771     359,804
  Mineral property costs                                 (12,250)             -      (9,250)
--------------------------------------------------------------------------------------------
                                                      (1,168,767)       133,149      (1,931)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks              1,540,000              -           -
  Proceeds from notes payable                                930        (75,949)     76,879
--------------------------------------------------------------------------------------------
                                                       1,540,930        (75,949)     76,879
--------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH FOR THE PERIOD                 1,352        (21,561)    (50,738)

CASH AND CASH EQUIVALENTS,
  beginning of period                                          -         22,913      73,651
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                     $      1,352   $      1,352   $  22,913
============================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F8

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2000  and  1999
 (EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

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

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

     The  Company  has  not  generated  any  operating  revenues  to  date.


                                       F9

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2000  and  1999
 (EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

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

     (b)  Cash  and  Cash  Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of December 31, 2000.

     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at December 31, 2000 and 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

     (e)  Concentration  of  Credit  Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 2000 and1999 the Company had $ nil in a bank beyond insured limits.


                                      F10

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2000  and  1999
 (EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

     (g)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising costs charged to expenses for the years ended December 31, 2000 and 1999.

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


                                      F11

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2000  and  1999
 (EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

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


                                      F12

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2000  and  1999
 (EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

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

3.   INVESTMENTS

     Investments consist of available-for-sale securities and are summarized as follows:

----------------------------------------------------------------------------------------------
                                            Gross          Gross     Accumulated
                                       unrealized     unrealized      unrealized       Market
                               Cost         gains         losses   gains (losses)       value
----------------------------------------------------------------------------------------------
January 1, 1997
  Equity securities     $         -   $         -   $          -  $            -   $        -
Change during the year      225,463       151,673              -         151,673      377,136
----------------------------------------------------------------------------------------------
December 31, 1997           225,463       151,673              -         151,673      377,136
  Equity securities
Change during the year    1,092,234       223,556        125,470          98,086    1,190,320
----------------------------------------------------------------------------------------------
December 31, 1998
  Equity securities       1,317,697       375,229        125,470         249,759    1,567,456
Change during the year      (26,156)     (352,795)       267,173        (619,968)    (646,124)
----------------------------------------------------------------------------------------------
December 31, 1999
  Equity securities       1,291,541        22,434        392,643        (370,209)     921,332
Change during the year     (101,309)      148,788        275,640        (126,852)    (228,161)
----------------------------------------------------------------------------------------------
December 31, 2000
  Equity securities     $ 1,190,232   $   171,222   $    668,283  $     (497,061)  $  693,171
==============================================================================================

     Unrealized  gains  totalling  $Nil  (1999 - $7,949; 1998 - $174,043; 1997 -
     $151,673) relate to investments held by the Company's Bermuda subsidiary and are not subject to income tax.


                                      F13

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2000  and  1999
 (EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

4.   MINERAL  PROPERTY  COSTS

     (a)  Argentina

          Mineral concessions in the Province of La Rioja, Argentina, are as follows:

          -     Piloncho  1,  Sierra  de  Chepes
          -     Piloncho  2,  Sierra  de  Chepes
          -     Piloncho  20,  Sierra  de  Chepes
          -     Piloncho  21,  Sierra  de  Chepes
          -     Carmelita  16,  Sierra  de  Chepes
          -     Carmelita  17,  Sierra  de  Chepes
          -     Carmelita  18,  Sierra  de  Chepes

     (b)  Guatamala

          Pursuant to an agreement dated October 1, 1999, the Company has paid $9,250 of acquisition cost, spent $18,617 towards the required exploration program and earned a 50% interest in the San Diego Mineral Exploration Reconnaissance License.

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


                                      F14

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2000  and  1999
 (EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

7.   INCOME  TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2000, totalling approximately $680,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2000 and 1999. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

          The  right  to  claim  these  losses is expected to expire as follows:


                    2008      $ 10,000
                    2012        16,000
                    2018       128,000
                    2019       460,000
                    2020        66,000
                    ------------------
                               680,000
                    ==================


     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          ---------------------------------------------
                                    2000        1999
          ---------------------------------------------
          Tax loss carryforwards  $ 22,000   $ 157,000
          Valuation allowance      (22,000)   (157,000)
          ---------------------------------------------
                                  $      -   $       -
          ---------------------------------------------

          No tax effect has been recorded on the accumulated other comprehensive income unrealized gains on securities available-for-sale due to the existence of U.S. tax loss carryforwards.


8.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these financial statements for the year ended December 31, 2000, include salaries of $Nil (1999 - $12,000) which were paid to a director of the Company and were charged to operations.


                                      F15