Form 10QSB
period 2001-03-31
PATAGONIA GOLD CORP /BC
filed 2001-05-15
CIK 1049576

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2001
                                         ----------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d) OF THE EXCHANGE ACT

     For  the  transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission  file  number  0-26531
                               -------

PATAGONIA  GOLD  CORPORATION
----------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                        65-0401897
-------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


1505  -  1060  ALBERNI  STREET,  VANCOUVER  B.C.  CANADA  V6E  4K2
------------------------------------------------------------------
(Address  of  principal  executive  offices)

(604)  687-4432
---------------
(Issuer's Telephone Number)

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of March 31, 2001.

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



                         PART 1.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                                                                            PAGE
                                                                            ----

     Consolidated  Balance  Sheets                                          3

     Consolidated  Statements  of  Operations                               4

     Consolidated  Statements  of  Cash  Flows                              5

     Notes to the Consolidated Financial Statements                         6-10

Item  2.     Management's  Discussion  and  Analysis  of
             Financial Condition and Results of Operations                  11

PART  II.    Other  Information

Item  1.     Legal  Proceedings                                             13

Item  2.     Changes  in  Securities                                        13

Item  3.     Defaults Upon Senior Securities                                13

Item  4.     Submission of Matters to A Vote of Security Holders            13

Item  5.     Other  Information                                             13

Item  6.     Exhibits  and  Reports  on Form 8-K                            13

Signatures                                                                  14

----------------------------------------------------------------------------------------
PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated Balance Sheets  - (unaudited)
March 31, 2001 and December 31, 2000                           March 31     December 31
(Expressed in U.S. Dollars)                                        2001            2000
----------------------------------------------------------------------------------------
Assets

Current
   Cash                                                       $   28,770   $      1,352
   Receivables                                                   106,667             59
   Investments                                                   497,885        693,171
----------------------------------------------------------------------------------------
Total current assets                                             633,322        694,582

Mineral property costs                                            12,250         12,250
----------------------------------------------------------------------------------------
Total assets                                                  $  645,572   $    706,832
----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities

Current
   Accounts payable and accrued liabilities                   $   62,250   $     53,646
   Notes payable                                                       -            930
----------------------------------------------------------------------------------------
Total liabilities                                                 62,250         54,576
----------------------------------------------------------------------------------------

Stockholders' Equity
   Share capital,
         Authorized
             50,000,000 common shares, par value $0.001each
         Issued
           13,000,000 common shares                               13,000         13,000
Additional paid in capital                                     1,827,000      1,827,000
Deficit accumulated                                             (638,760)      (690,683)
Accumulated other comprehensive (loss)
    unrealized (loss) on securities available for sale          (617,918)      (497,061)
----------------------------------------------------------------------------------------
Stockholders' equity                                             583,322        652,256
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $  645,572   $    706,832
----------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Operations  (Unaudited)
For  the  three  months  ended  March  31,  2001  and  2000
(Expressed  in  U.S.  Dollars)

-----------------------------------------------------------------------------------------
                                              Cumulative
                                                 June 30    Three months     Three months
                                                 1997 to           Ended            Ended
                                                March 31        March 31         March 31
                                                    2001            2001             2001
-----------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                 $    89,680   $      11,293   $       9,843
  Professional fees - accounting and legal        76,519          (2,860)          1,255
  Salaries and consulting fees                   137,146           6,000          18,463
-----------------------------------------------------------------------------------------
                                                 303,345          14,433          29,561

  Exploration expenses                           157,237           4,818           1,135

  Writedown of mineral property costs            297,000               -               -
-----------------------------------------------------------------------------------------
                                                 757,582          19,251          30,696
-----------------------------------------------------------------------------------------

Less: Income (loss)
  Interest income                                 34,399             698              84
  Dividend income                                  2,835               -               -
  Realized gain (loss) on                                                              -
      sale of investments                        100,553          70,588               -
  Interest expense                               (15,246)           (112)           (121)
  Foreign exchange gain (loss)                    (3,719)              -               -
-----------------------------------------------------------------------------------------
                                                 118,822          71,174             (37)
-----------------------------------------------------------------------------------------

Net loss for the period                      $   638,760   $     (51,923)  $      30,733
=========================================================================================

(Loss) per share                                           $       (0.00)  $        0.00
=========================================================================================

Weighted average number of
     common shares outstanding                                13,000,000      13,000,000
=========================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Cash  Flows  (Unaudited)
Three  months  ended  March  31,  2001  and  2000
(Expressed  in  U.S.  Dollars)
--------------------------------------------------------------------------------------------------
                                                      Cumulative
                                                         June 30    Three months      Three months
                                                         1997 to           Ended             Ended
                                                        March 31        March 31          March 31
                                                            2001            2001.             2000
-------------------------------------------------------------------------------- -----------------

Cash flows from (used in)
  operating activities
  Net income (loss) for the period                    $  (638,760)  $      51,923   $     (30,733)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
        realized loss (gain) on sale of investments      (104,302)        (70,587)              -
        expenses satisfied with common stock                3,000               -               -
        write-down of mineral properties                  297,000               -               -
--------------------------------------------------------------------------------------------------
                                                         (443,062)        (18,664)        (30,733)

Changes in assets and liabilities:
    decrease (increase) in accounts receivable           (106,667)       (106,608)             (7)
    increase in accounts payable                           62,250           8,604           3,000
--------------------------------------------------------------------------------------------------
                                                         (487,479)       (116,668)        (27,740)
--------------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities            (2,244,408)        (64,667)              -
  Proceeds on sale of available-for-sale
      securities                                        1,232,907         209,683               -
  Mineral property costs                                  (12,250)              -               -
--------------------------------------------------------------------------------------------------
                                                       (1,023,751)        145,016               -
--------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                1,540,000               -               -
  Proceeds from notes payable                                   -            (930)         10,300
--------------------------------------------------------------------------------------------------
                                                        1,540,000            (930)         10,300
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                 28,770          27,418         (17,440)
Cash and cash equivalents,
  beginning of period                                           -           1,352          22,913
--------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                       $    28,770   $      28,770   $       5,473
--------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
--------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Patagonia Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2000 should be reviewed in connection with these condensed consolidated financial statements.

3.   Significant  Accounting  Policies

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

     (b)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at March 31, 2001 and December 31, 2000, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (c)  Investments

          Available-for-sale securities are carried at fair market value with unrealised holding gains and losses included in stockholders' equity. Realized gains and losses are determined on an average cost basis when securities are sold.

     (d)  Advertising  Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the three-months ended March 31, 2001 and 2000 were $0 and $0, respectively.

     (e)  Impairment

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

     (f)  Accounting  Estimates

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

     (g)  Fair  Value  of  Financial  Instruments

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

     (h)  Income  Taxes

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

     (i)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share".

     (j)  Comprehensive  Income

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

     (k)  New  Accounting  Pronouncements

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

4.   Investments

Investments  consist  of  available-for-sale  securities  and  are summarized as follows:
----------------------------------------------------------------------------------------------
                                             Gross         Gross       Accumulated
                                        unrealized    unrealized        unrealized      Market
                                Cost         gains        losses    gains (losses)       value
----------------------------------------------------------------------------------------------
January 1, 1997
  Equity securities     $         -   $         -   $          -  $            -   $        -

Change during the year      225,463       151,673              -         151,673      377,136
----------------------------------------------------------------------------------------------

December 31, 1997
  Equity securities         225,463       151,673              -         151,673      377,136

Change during the year    1,092,234       223,556        125,470          98,086    1,190,320
----------------------------------------------------------------------------------------------

December 31, 1998
  Equity securities       1,317,697       375,229        125,470         249,759    1,567,456

Change during the year      (26,156)     (352,795)       267,173        (619,968)    (646,124)
----------------------------------------------------------------------------------------------

December 31, 1999
  Equity securities       1,291,541        22,434        392,643        (370,209)     921,332

Change during the year     (101,309)      148,788        275,640        (126,852)    (228,161)
----------------------------------------------------------------------------------------------
December 31, 2000
  Equity securities     $ 1,190,232   $   171,222   $    668,283  $     (497,061)  $  693,171

Change during the year      (74,429)      (97,758)        23,099        (120,857)    (195,286)
----------------------------------------------------------------------------------------------
March 31, 2001
  Equity securities       1,115,803        73,464        691,382        (617,918)     497,885
==============================================================================================

     Unrealized gains totalling $0 (December 31, 2000 - $0; December 31, 1999 - $7,949; December 31, 1998 - $174,043; December 31, 1997 - $151,673) relate to investments held by the Company's Bermuda subsidiary and are not subject to income tax.

5.   Mineral  Property  Costs

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

          The  right  to  claim  these  losses is expected to expire as follows:

              2008                    $ 10,000
              2012                      16,000
              2018                     128,000
              2019                     460,000
              2020                      66,000
              --------------------------------
                                       680,000
              ================================

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) is as follows:

    -------------------------------------------------
                                  2000        1999
    -------------------------------------------------

       Tax loss carry forwards  $ 22,000   $ 157,000
       Valuation allowance       (22,000)   (157,000)
    -------------------------------------------------
                                $      -   $       -
    =================================================

     No tax effect has been recorded on the accumulated other comprehensive income unrealized gains on securities available-for-sale due to the existence of U.S. tax loss carry forwards.

8.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the three-months ended March 31, 2001, include salaries of $0 (2000 - $0).

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

(B)  Significant  developments  during  the  first  quarter  of  2001

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

     During the three-months ended March 31, 2001, the Company continued its preliminary field assessment and sampling programs on its Argentina properties. The fieldwork consisted of reconnaissance, mapping and sampling of individual outcrops. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether mineral exploration concession licenses should be surrendered.

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

     On May 8, 2001 The Board of Directors of Patagonia Gold Corporation announced that Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. Mr. Terry Longair was appointed to the Board of Directors of the Corporation and President of the Company.

(C)  Financial  Information

     Three-Months  Ended March 31, 2001 versus Three-Months Ended March 31, 2000

     For the three-months ended March 31, 2001 the Company recorded a profit of $51,923 or $0.00 per share, compared to a loss of $30,733 or $0.00 per share in 2000.

     General and administrative expenses - For the three-months ended March 31, 2001 the Company recorded general and administrative expenses of $11,293, compared to $9,843 in 2000.

     Professional fees - accounting and legal - For the three-months ended March 31, 2001 the Company recorded accounting and legal fees of $-2,860, compared to $1,255 in 2000.

     Exploration expenditures - For the three-months ended March 31, 2001 the Company recorded exploration expenses of $4,818, compared to $1,135 in 2000.

(D)  Financial  Condition  and  liquidity

     At March 31, 2001, the Company had cash of $28,770 (2000 - $5,473) and working capital of $571,072 (2000 working capital - $1,131,046)
     respectively. Total liabilities as of March 31, 2001 were $62,250 as compared to $125,179 on March 31, 2000, a decrease of $62,929. During 2001 financing activities consisted of the following, proceeds from notes and advances payable $0 (2000 - $10,300), repayment of notes and advances payable $930 (2000 - $0). In Fiscal 2001 investing activities consisted of additions to mineral properties $0 (2000 - $0), purchases of available-for-sale securities $64,667 (2000 - $0) and proceeds from the sale of available-for-sale securities $209,683 (2000 - $0). The Company recorded a gain of $70,587 (2000 - loss of $0) on the sale of available-for-sale securities. For the three-months ended March 31, 2001 the Company recorded a profit of $51,923, or $0.00 per share compared to a loss of $30,733 ($0.00 per share) in 2000.

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2001 and
     (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

Date:     May  11,  2001                       BY:  /s/  Terry  Longair
          --------------                            -------------------
                                                    Terry  Longair
                                                    Director  and  President

Date:     May  11,  2001                       BY:  /s/  Cosme  M. Beccar Varela
          --------------                            ----------------------------
                                                    Cosme  M.  Beccar  Varela
                                                    Director