Form 10QSB
period 2001-06-30
PATAGONIA GOLD CORP
filed 2001-08-13
CIK 1049576

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June  30,  2001
                                            ---------------

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d) OF  THE EXCHANGE ACT

        For  the  transition period from _________________ to __________________

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

Suite 1400 - 1500 WEST GEORGIA STREET, VANCOUVER, B.C., CANADA V6G 2Z6
----------------------------------------------------------------------
(Address  of  principal  executive  offices)

(604) 632-4612
--------------
(Issuer's Telephone Number)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of June 30, 2001.

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



                         PART 1.  FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                                                                         PAGE
                                                                         ----

     Consolidated  Balance  Sheets                                         3

     Consolidated  Statements  of  Operations                              4

     Consolidated  Statements  of  Cash  Flows                             5

     Notes  to  the  Consolidated Financial Statements                     6

Item  2.    Management's  Discussion  and  Analysis  of
            Financial  Condition  and  Results  of Operations              9

PART  II.   Other  Information

Item 1.     Legal  Proceedings                                            12

Item 2.     Changes  in  Securities                                       12

Item 3.     Defaults Upon Senior Securities                               12

Item 4.     Submission  of  Matters  to  A  Vote  of  Security  Holders   12

Item 5.     Other  Information                                            12

Item 6.     Exhibits  and  Reports  on Form 8-K                           12

Signatures                                                                13

-------------------------------------------------------------------------------------------------------
PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Balance  Sheets  -  (unaudited)
June 30, 2001 and December 31, 2000                                            June 30     December 31
(Expressed in U.S. Dollars)                                                     2001          2000
-------------------------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                                      $   38,722   $      1,352
   Receivables                                                                        -             59
   Investments                                                                  996,992        693,171
-------------------------------------------------------------------------------------------------------
Total current assets                                                          1,035,714        694,582

Mineral property costs                                                           12,250         12,250
-------------------------------------------------------------------------------------------------------
Total assets                                                                 $1,047,964   $    706,832
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
   Accounts payable and accrued liabilities                                  $   93,042   $     53,646
   Notes payable                                                                      -            930
-------------------------------------------------------------------------------------------------------
Total liabilities                                                                93,042         54,576
-------------------------------------------------------------------------------------------------------

Stockholders' Equity

   Share capital,
         Authorized
           50,000,000 common shares, par value $0.001each
         Issued
           13,000,000 common shares                                              13,000         13,000
Additional paid-in capital                                                    1,827,000      1,827,000
Accumulated deficit                                                            (600,000)      (690,683)
Accumulated other comprehensive (loss),
    unrealized (loss) on securities available for sale                         (285,078)      (497,061)
-------------------------------------------------------------------------------------------------------
Stockholders' equity                                                            954,922        652,256
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $1,047,964   $    706,832
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Operations  (Unaudited)
For  the  six  months  ended  June  30,  2001  and  2000
(Expressed  in  U.S.  Dollars)
---------------------------------------------------------------------------------
                                          Cumulative
                                             June 30    Six months     Six months
                                             1997 to         Ended          Ended
                                             June 30       June 30        June 30
                                                2001          2001           2000
---------------------------------------------------------------------------------
General and administrative expenses

Administrative and general                 $  94,052   $    15,665   $     9,599

Professional fees - accounting and legal      87,703         8,324         9,855

Salaries and consulting fees                 146,191        15,045        16,979
---------------------------------------------------------------------------------
                                             327,946        39,034        36,433


Exploration expenses                         160,170         7,751         1,135

Writedown of mineral property costs          297,000             -             -
---------------------------------------------------------------------------------
                                             785,116        46,785        37,568
---------------------------------------------------------------------------------

Less : Income (loss)
Interest income                               34,577           876           117
Dividend income                                2,835             -             -
Realized gain (loss) on                                                        -
    sale of investments                      166,923       136,958             -
Interest expense                             (15,500)         (366)         (212)
Foreign exchange gain (loss)                  (3,719)            -           233
---------------------------------------------------------------------------------
                                             185,116       137,468           138
---------------------------------------------------------------------------------

Net gain (loss) for the period             $(600,000)  $    90,683   $   (37,430)
=================================================================================

Gain (loss) per share                                  $      0.01   $     (0.00)
=================================================================================

Weighted average number of
     common shares outstanding                          13,000,000    13,000,000
=================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2001 and 2000
(Expressed  in  U.S.  Dollars)
----------------------------------------------------------------------------------------------
                                                       Cumulative
                                                          June 30    Six months     Six months
                                                          1997 to         Ended          Ended
                                                          June 30       June 30        June 30
                                                             2001          2001           2000
----------------------------------------------------------------------------------------------
Cash flows from (used in)
  operating activities
  Net income (loss) for the period                    $  (600,000)  $    90,683   $   (37,430)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
        Realized loss (gain) on sale of investments      (170,673)     (136,958)            -
        expenses satisfied with common stock                3,000             -             -
        write-down of mineral properties                  297,000             -             -
----------------------------------------------------------------------------------------------
                                                         (470,673)      (46,275)      (37,430)

Changes in assets and liabilities:
    decrease (increase) in accounts receivable                  -            59           (14)
    increase in accounts payable                           93,042        38,466        16,979
----------------------------------------------------------------------------------------------
                                                         (377,631)       (7,750)      (20,465)
----------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities            (2,469,554)     (289,813)            -
  Proceeds on sale of available-for-sale
      Securities                                        1,358,157       334,933             -
  Mineral property costs                                  (12,250)            -             -
----------------------------------------------------------------------------------------------
                                                       (1,123,647)       45,120             -
----------------------------------------------------------------------------------------------
Cash flows from financing activities
  Proceeds from issuance of common stock                1,540,000             -             -
----------------------------------------------------------------------------------------------
                                                        1,540,000             -             -
----------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                 38,722        37,370       (20,465)
Cash and cash equivalents,
  beginning of period                                           -         1,352        22,913
----------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                       $    38,722   $    38,722   $     2,448
----------------------------------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     (b)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at June 30, 2001 and December 31, 2000, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

     (d)  Advertising  Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the six-months ended June 30, 2001 and 2000 were $0 and $0, respectively.

     (e)  Long-Lived  Assets  Impairment

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

     (h)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     (i)  Income  Taxes

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

     (j)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share".

     (k)  Comprehensive  Income

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

4.   Investments

     Investments consist of available-for-sale securities and are summarized as follows:

--------------------------------------------------------------------------------------------
                                           Gross         Gross      Accumulated
                                      Unrealized    unrealized       unrealized       Market
                              Cost         gains        losses   gains (losses)        value
--------------------------------------------------------------------------------------------

January 1, 1997
  Equity securities     $        -   $         -   $         -  $            -   $        -
Change during the year     225,463       151,673             -         151,673      377,136
--------------------------------------------------------------------------------------------

December 31, 1997
  Equity securities        225,463       151,673             -         151,673      377,136
Change during the year   1,092,234       223,556       125,470          98,086    1,190,320
--------------------------------------------------------------------------------------------

December 31, 1998
  Equity securities      1,317,697       375,229       125,470         249,759    1,567,456
Change during the year     (26,156)     (352,795)      267,173        (619,968)    (646,124)
--------------------------------------------------------------------------------------------

December 31, 1999
  Equity securities      1,291,541        22,434       392,643        (370,209)     921,332
Change during the year    (101,309)      148,788       275,640        (126,852)    (228,161)
--------------------------------------------------------------------------------------------

December 31, 2000
  Equity securities     $1,190,232   $   171,222   $   668,283  $     (497,061)  $  693,171
Change during the year      91,417       249,859        37,455         212,404      303,821
--------------------------------------------------------------------------------------------
June 30, 2001
  Equity securities      1,281,649       421,081       705,738        (284,657)     996,992
============================================================================================

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

6.   Outstanding  Options

     At June 30, 2001 and December 31, 2000 the Company had No options outstanding.

7.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the six-months ended June 30, 2001, include salaries of $0 (2000 - $0).

8.   Reclassifications

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.
--------------------------------------------------------------------------------


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

(B)  Significant  developments  during  the  six-months  ended  June  30,  2001

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

     During the six-months ended June 30, 2001, the Company continued its preliminary field assessment and sampling programs on its Argentina properties. The fieldwork consisted of reconnaissance, mapping and sampling of individual outcrops. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether mineral exploration concession licenses should be surrendered.

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

     On March 9, 2001 Aurora Gold Corporation distributed 653,817 shares of Aurora Metals (BVI) Limited to the Company as a stock dividend. On May 19, 2000 the Board of Directors of Aurora Gold Corporation approved and authorized a stock dividend, on a one to one basis, of the 13,000,000 common shares of Aurora Metals (BVI) Limited then owned by Aurora Gold Corporation, payable to the stockholders of Aurora Gold Corporation. The stock dividend was payable to the Aurora Gold stockholders of record as of the close of business on June 15, 2000. On June 15, 2000 the Company owned

     653,817 shares of Aurora Gold Corporation. On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Terry Longair was appointed to the Board of Directors of the Corporation and President of the Company.

     On June 13, 2001 the Company agreed to settle $113,521 in debt owed to the Company by La Plata Gold Corporation by the issuance to the Company of an aggregate of 173,070 common shares of La Plata Gold Corporation at a deemed price of $0.66 per share. The shares were issued to the Company in July 2001.

(C)  Financial  Information

     Six-Months  Ended  June  30,  2001  versus  Six-Months  Ended June 30, 2000

     For the six-months ended June 30, 2001 the Company recorded a profit of $90,683 or $0.01 per share, compared to a loss of $37,430 or $0.00 per share in 2000.

     General and administrative expenses - For the six-months ended June 30, 2001 the Company recorded general and administrative expenses of $15,665, compared to $9,599 in 2000.

     Professional fees - accounting and legal - For the six-months ended June 30, 2001 the Company recorded accounting and legal fees of $8,324, compared to $9,855 in 2000.

     Exploration expenditures - For the six-months ended June 30, 2001 the Company recorded exploration expenses of $7,751 compared to $1,135 in 2000.

(D)  Financial  Condition  and  liquidity

     At June 30, 2001, the Company had cash of $38,722 (2000 - $2,448) and working capital of $942,672 (2000 working capital - $774,807) respectively. Total liabilities as of June 30, 2001 were $93,042 as compared to $128,858 on June 30, 2000, a decrease of $35,816. During 2001 financing activities consisted of the following, repayment of notes and advances payable $930 (2000 - $0). In Fiscal 2001 investing activities consisted of additions to mineral properties $0 (2000 - $0), purchases of available-for-sale securities $289,813 (2000 - $0) and proceeds from the sale of available-for-sale securities $334,933 (2000 - $0). The Company recorded a gain of $136,958 (2000 - gain of $0) on the sale of available-for-sale securities. For the six-months ended June 30, 2001 the Company recorded a profit of $90,683, or $0.01 per share compared to a loss of $37,430 ($0.00 per share) in 2000.

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

          Not  Applicable


ITEM  3.  Defaults  Upon  Senior  Securities

          Not  Applicable


ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          The Company held its Annual General Meeting on May 4, 2001. At the meeting one shareholder holding 50,000 shares was present in person and 21 shareholders holding 8,776,393 were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:
          1.   The  election  of  Messrs.  Antonino G. Cacace, David Jenkins and
               Cosme  M.  Beccar  Varela,  as  directors  of  the  Company,  and
          2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company.


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

Date:     August 8, 2001                        BY:   /s/ Terry Longair
          ----------------                            -------------------
                                                      Terry Longair
                                                      Director and President

Date:     August 8, 2001                        BY:   /s/ Cosme M. Beccar Varela
          ----------------                            --------------------------
                                                      Cosme M. Beccar Varela
                                                      Director