Form 10QSB
period 2001-09-30
PATAGONIA GOLD CORP
filed 2001-11-14
CIK 1049576

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ________________ to __________________

     Commission  file  number  0-26531
                               -------

PATAGONIA  GOLD  CORPORATION
----------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                   65-0401897
-------                                   ----------
(State or other jurisdiction              (IRS Employer Identification  No.)
of incorporation or organization)

P.O. Box 48525, 595 Burrard Street, Vancouver, B.C., Canada V7X 1A2
-------------------------------------------------------------------
(Address of principal executive offices)

(604) 687-4709
--------------
(Issuer's  Telephone  Number)

Suite 1400 - 1500 West Georgia Street, Vancouver, B.C., Canada V6G 2Z6
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES [  ]   NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of September 30, 2001.

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

-------------------------------------------------------------------------------------------
PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated Balance Sheets  - (unaudited)
September 30, 2001 and December 31, 2000                       September 30    December 31
(Expressed in U.S. Dollars)                                        2001           2000
-------------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                       $         624   $      1,352
   Receivables                                                       39,822             59
   Investments                                                    1,013,228        693,171
-------------------------------------------------------------------------------------------
Total current assets                                              1,053,674        694,582

Mineral property costs                                               12,250         12,250
-------------------------------------------------------------------------------------------
Total assets                                                  $   1,065,924   $    706,832
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
   Accounts payable and accrued liabilities                   $     111,857   $     53,646
   Notes payable                                                          -            930
-------------------------------------------------------------------------------------------
Total liabilities                                                   111,857         54,576
-------------------------------------------------------------------------------------------

Stockholders' Equity

   Share capital,
         Authorized
           50,000,000 common shares, par value $0.001each
         Issued
           13,000,000 common shares                                  13,000         13,000
Additional paid-in capital                                        1,827,000      1,827,000
Accumulated deficit                                                (619,831)      (690,683)
Accumulated other comprehensive (loss),
    unrealized (loss) on securities available for sale             (266,102)      (497,061)
-------------------------------------------------------------------------------------------
Stockholders' equity                                                954,067        652,256
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $   1,065,924   $    706,832
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Operations  (Unaudited)
For  the  nine  months  ended  September  30,  2001  and  2000
(Expressed  in  U.S.  Dollars)
------------------------------------------------------------------------------------------
                                                Cumulative
                                              September 30     Nine months    Nine months
                                                   1997 to           Ended          Ended
                                              September 30    September 30   September 30
                                                      2001            2001           2000
------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                 $     108,722   $      30,335   $     21,817
  Professional fees - accounting and legal          88,203           8,824          6,760
  Salaries and consulting fees                     155,289          24,143         26,978
------------------------------------------------------------------------------------------
                                                   352,214          63,302         55,555

  Exploration expenses                             160,170           7,751          1,135

  Writedown of mineral property costs              297,000               -              -
------------------------------------------------------------------------------------------
                                                   809,384          71,053         56,690
------------------------------------------------------------------------------------------

Less : Income (loss)
  Interest income                                   34,594             893            140
  Dividend income                                    2,835               -              -
  Realized gain (loss) on
      sale of investments                          171,423         141,458         31,840
  Interest expense                                 (15,580)           (446)          (305)
  Foreign exchange gain (loss)                      (3,719)              -            233
------------------------------------------------------------------------------------------
                                                   189,553         141,905         31,908
------------------------------------------------------------------------------------------

Net gain (loss) for the period               $    (619,831)  $      70,852   $    (24,782)
==========================================================================================

Gain (loss) per share                                        $        0.01   $      (0.00)
==========================================================================================

Weighted average number of
     common shares outstanding                                  13,000,000     13,000,000
==========================================================================================

The accompanying notes are an integral part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARY
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Cash  Flows  (Unaudited)
Nine  months  ended  September  30,  2001  and  2000
(Expressed  in  U.S.  Dollars)
---------------------------------------------------------------------------------------------------
                                                         Cumulative
                                                       September 30     Nine months     Nine months
                                                            1997 to           Ended           Ended
                                                       September 30    September 30    September 30
                                                               2001            2001            2000
---------------------------------------------------------------------------------------------------
Cash flows from (used in)
  operating activities
  Net income (loss) for the period                    $    (619,831)  $      70,852   $    (24,782)
  Adjustments to reconcile net loss to net
     cash used in operating activities :
        realized loss (gain) on sale of investments        (175,173)       (141,458)       (31,840)
        expenses satisfied with common stock                  3,000               -              -
        write-down of mineral properties                    297,000               -              -
---------------------------------------------------------------------------------------------------
                                                           (495,004)        (70,606)       (56,622)

Changes in assets and liabilities:
    decrease (increase) in accounts receivable              (39,822)        (39,763)        (7,375)
    increase (decrease) in accounts payable                 111,857          57,281        (67,013)
---------------------------------------------------------------------------------------------------
                                                           (422,969)        (53,088)      (131,010)
---------------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities              (2,469,554)       (289,813)             -
  Proceeds on sale of available-for-sale
    securities                                            1,365,397         342,173        134,767
  Mineral property costs                                    (12,250)              -              -
---------------------------------------------------------------------------------------------------
                                                         (1,116,407)         52,360        134,767
---------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                  1,540,000               -              -
---------------------------------------------------------------------------------------------------
                                                          1,540,000               -              -
---------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                      624            (728)         3,757
Cash and cash equivalents,
  beginning of period                                             -           1,352         22,913
---------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                       $         624   $         624   $     26,670
---------------------------------------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     (b)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at September 30, 2001 and December 31, 2000, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

     (d)  Advertising  Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the nine-months ended September 30, 2001 and 2000 were $0 and $0, respectively.

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

     (h)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June15, 2000.

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

4.   Investments

     Investments consist of available-for-sale securities and are summarized as follows:

---------------------------------------------------------------------------------------------
                                           Gross         Gross      Accumulated
                                      unrealized    unrealized       unrealized       Market
                              Cost         gains        losses    gains (losses)       value
---------------------------------------------------------------------------------------------
January 1, 1997
  Equity securities     $        -   $         -   $         -   $            -   $        -
Change during the year     225,463       151,673             -          151,673      377,136
---------------------------------------------------------------------------------------------

December 31, 1997
  Equity securities        225,463       151,673             -          151,673      377,136
Change during the year   1,092,234       223,556       125,470           98,086    1,190,320
---------------------------------------------------------------------------------------------

December 31, 1998
  Equity securities      1,317,697       375,229       125,470          249,759    1,567,456
Change during the year     (26,156)     (352,795)      267,173         (619,968)    (646,124)
---------------------------------------------------------------------------------------------

December 31, 1999
  Equity securities      1,291,541        22,434       392,643         (370,209)     921,332
Change during the year    (101,309)      148,788       275,640         (126,852)    (228,161)
---------------------------------------------------------------------------------------------


December 31, 2000
  Equity securities     $1,190,232   $   171,222   $   668,283   $     (497,061)  $  693,171
Change during the year      89,098        26,382      (204,577)         230,959      320,057
---------------------------------------------------------------------------------------------

September 30, 2001
  Equity securities     $1,279,330   $   197,604   $   463,706   $     (266,102)  $1,013,228
=============================================================================================


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

6.   Outstanding  Options

     At September 30, 2001 and December 31, 2000 the Company had No options outstanding.

7.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the nine-months ended September 30, 2001, include salaries of $0 (2000 - $0).

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

(B)  Significant  developments  during  the nine-months ended September 30, 2001

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

     During the nine-months ended September 30, 2001, the Company continued its preliminary field assessment and sampling programs on its Argentina properties. The fieldwork consisted of reconnaissance, mapping and sampling of individual outcrops. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether mineral exploration concession licenses should be surrendered.

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

(C)  Financial  Information

     Nine-Months Ended September 30, 2001 versus Nine-Months Ended September 30, 2000

     For the nine-months ended September 30, 2001 the Company recorded a profit of $70,852 or $0.01 per share, compared to a loss of $24,782 or $0.00 per share in 2000.

     General and administrative expenses - For the nine-months ended September 30, 2001 the Company recorded general and administrative expenses of $30,335, compared to $21,817 in 2000.

     Professional fees - accounting and legal - For the nine-months ended September 30, 2001 the Company recorded accounting and legal fees of $8,824, compared to $6,760 in 2000.

     Exploration expenditures - For the nine-months ended September 30, 2001 the Company recorded exploration expenses of $7,751 compared to $1,135 in 2000.

(D)  Financial  Condition  and  liquidity

     At September 30, 2001, the Company had cash of $624 (2000 - $26,670) and working capital of $941,817 (2000 working capital - $578,988) respectively. Total liabilities as of September 30, 2001 were $111,857 as compared to $44,866 on September 30, 2000, a increase of $66,991. In Fiscal 2001 investing activities consisted of additions to mineral properties $0 (2000
     - $0), purchases of available-for-sale securities $289,813 (2000 - $0) and proceeds from the sale of available-for-sale securities $342,173 (2000 - $134,767). The Company recorded a gain of $141,458 (2000 - gain of $31,840)
     on the sale of available-for-sale securities. For the nine-months ended September 30, 2001 the Company recorded a profit of $70,852, or $0.01 per share compared to a loss of $24,782 ($0.00 per share) in 2000.

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

Date:  November  12,  2001              BY:  /s/  Terry  Longair
       -------------------                   -----------------------------
                                             Terry  Longair
                                             Director  and  President

Date:  November  12,  2001              BY:  /s/  Cosme  M.  Beccar Varela
       -------------------                   -----------------------------
                                             Cosme  M.  Beccar  Varela
                                             Director