Form 10KSB
period 2001-12-31
PATAGONIA GOLD CORP
filed 2002-03-28
CIK 1049576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM  10-KSB

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Fiscal  year  ended  December  31,  2001

Commission  file  number  0-26531

PATAGONIA  GOLD  CORPORATION
(Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Florida                                            65-0401897
(State  or  other  jurisdiction                    (IRS  Employer
of  incorporation  or  organization)               Identification  No.)

PO Box 48525, 595 Burrard Street, Vancouver, BC Canada V7X 1A2 (Address of principal executive offices)

Registrant's  telephone  number,  including  area  code     604-687-4432

Securities  registered  under  Section  12(b)  of the Securities Exchange Act of
1934:     None

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Title  of  each  class                       Name of each exchange on
-----------------------                      which  registered
                                             --------------------------
Common stock, par value $0.001 per share     NASD  OTC  Bulletin  Board
----------------------------------------     --------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part 111 of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.     [X]

     Revenue  for  the  fiscal  year  ended  December  31,  2001  was  $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $7,785,000 as of March 15, 2002. There were 13,000,000 shares of the registrant's Common Stock outstanding as of March 15, 2002.

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

     Currently,  the  Company's  activities  are  centered  in  Argentina.

     None  of  the  Company's  properties  contain  any  known Mineral Reserves.

     The  Company's  common  stock  is  traded  on  the NASD OTC Bulletin Board.

     The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the near future.

     The Company's mailing address is PO Box 48525, 595 Burrard Street, Vancouver, BC Canada V7X 1A2.

(B)  SIGNIFICANT  DEVELOPMENTS  IN  FISCAL  2001  AND  SUBSEQUENT  EVENTS

     During fiscal year 2001, the Company wound up its wholly-owned subsidiary Patagonia Gold Mines Ltd. and recognized $Nil gains or losses upon the wind up.

(C)  EXPLORATION  AND  DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company controls mineral exploration concessions in Argentina. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Argentina. The Company is also examining data relating to the potential acquisition of exploration properties in Mexico.

     During fiscal 2001 the Company did not renew the mineral reconnaissance licence for its Guatemala mineral reconnaissance concession.

     During Fiscal 2001, the Company continued its preliminary field assessment of its Argentina properties. The Company's exploration work program in 2002 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether:
(i) further exploration is warranted; or (ii) whether mineral exploration concession licenses should be surrendered.

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

(D)  EMPLOYEES

     As of March 15, 2002 there were two full time employees and two part time employees.

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

(G)  COMPETITION

     Many companies are engaged in the exploration and development of mineral properties. The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, sliver, lead, zinc and industrial minerals. Many of these companies have substantially greater technical and financial resources than Patagonia and thus the company may be at a disadvantage with respect to some of its competitors.

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

(H)  ENVIRONMENTAL  REGULATIONS

     All phases of the Company's operations in Argentina are subject to environmental regulations. Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Although the Company believes it is in compliance with all applicable environmental legislation, there is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's operations.

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

     All  of  the  Company's  exploration activities are presently in Argentina.

     The Company holds 100% interest in seven mineral exploration concessions in Argentina of which two are cateos, Piloncho 1 and Piloncho 2 and the remaining five, Piloncho 20, Piloncho 21, Carmelita 16, Carmelita 17 and Carmelita 18 are mineral discovery concessions

     The concessions are located in Sierra de Chepes in the extreme south end of the Province of La Rioja, 1,000 Kilometres Northwest of Buenos Aires, in the departments of Rosario Vera Penaloza and San Martin, immediately north of the town of Chepes. The concessions are readily accessible by paved road from the city of La Rioja situated approximately 200 kilometres to the north. Provincial Highway 79 traverses the entire eastern boundary of the concessions in a north-south direction and Provincial Highway 29 parallels the western boundary. A number of dirt roads and trails from the major highways provide convenient access to may parts of the concessions. The Sierra de Chepes is composed principally of plutonic rocks resulting from a number of phases of magmatic activity in the area. Late Proterozoic tonalite and granodiorite (The Chepes Formation) with migmatitic and porphyroblastic facies are predominant rock types with the concessions in the Sierra de Chepes. The basement complex throughout the Sierra de Chepes and Sierra de las Minas consisting of a varied assemblage of metavolcanics, migmatites, tonalites and granodiorites with some mafic phases is cut by a series of north-south trending mylonite zones. A complex system of rectilinear faults and fractures intersects these mylonite zones and may be genetically or structurally related to the gold-bearing quartz veins and shear zones in the area.

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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2001 - High  $        1.000  $         0.900  $        0.900  $         0.690
-----------  --------------  ---------------  --------------  ---------------
2001 - Low   $        0.690  $         0.550  $        0.500  $         0.350
-----------  --------------  ---------------  --------------  ---------------
2000 - High  $        2.500  $         1.750  $        1.625  $         1.375
-----------  --------------  ---------------  --------------  ---------------
2000 - Low   $        1.125  $         0.812  $        1.125  $         0.500
-----------  --------------  ---------------  --------------  ---------------

     (b) As of March 11, 2002, there were 20 holders of record of the Common Stock.

     (c) There were no Common Stock cash dividends paid in 2001, 2000, 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     The Company has not issued any securities in 2001 with or without registration under the Securities Act of 1933, as amended (the "Act").


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

     The Company conducts exploration activities from it headquarters in Vancouver, Canada. The Company owns or controls mineral exploration concessions in Argentina. The Company's strategy is to concentrate its investigations into:
(i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Argentina. The Company is also examining data relating to the potential acquisition of exploration properties in Mexico. All of the Company's properties are in the preliminary exploration stage without any presently known Mineral Reserves.

     The Company had no revenues during fiscal 2001 and 2000. No funds were raised in fiscal 2001 or 2000.

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

(B)  FINANCING

     During fiscal 2001 and fiscal 2000 the Company did not raise any funds through the issuance of common stock.

(C)  FINANCIAL  INFORMATION

     (a) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

          For the year ended December 31, 2001 the Company recorded a loss of $244,423, or $0.02 per share, compared to a loss of $65,515 ($0.01 per share) in 2000.

          Professional fees - accounting and legal - For the year ended December 31, 2001 the Company recorded professional fees of $9,714, compared to $8,975 in 2000. Sale of investments - For the year ended December 31, 2001 the Company realized a loss of $145,901 on the sale of its investments compared to a gain of $31,840 on the sale of its investments during the year ended December 31, 2000.

          Exploration expenditures - For the year ended December 31, 2001 the Company recorded exploration expenses of $0 compared to $1,135 in 2000.

     (b) Twelve Months Ended December 31, 2000 (Fiscal 2000) versus Twelve Months Ended December 31, 1999 (Fiscal 1999)

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

          Exploration expenditures - For the year ended December 31, 2000 the Company recorded exploration expenses of $1,135 compared to $32,236 in 1999.

(D)  FINANCIAL  CONDITION  AND  LIQUIDITY

     At December 31, 2001, the Company had cash of $11 (2000 - $1,352) and working capital of $681,283 (2000 working capital - $640,936) respectively. Total liabilities as of December 31, 2001 were $120,730 as compared to $54,576 on December 31, 2000, an increase of $66,154. During 2001 financing activities consisted of the following, proceeds from notes payable $21,0470 (2000 - $0), repayment of notes and advances payable $0 (2000 - $75,949). In Fiscal 2001 investing activities consisted of additions to mineral properties $0 (2000 - $0), purchases of available-for-sale securities $291,001 (2000 - $1,622) and proceeds from the sale of available-for-sale securities $349,658 (2000 - $134,771). The Company recorded a loss of $145,901 (2000 - gain of $31,840) on the sale of available-for-sale securities. For the year ended December 31, 2001 the Company recorded a loss of $244,423, or $0.02 per share compared to a loss of $65,515 ($0.01 per share) in 2000.

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2002 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

PLANS  FOR  YEAR  2002

General

     The Company intends to concentrate its exploration activities on its Argentina exploration/mineral discovery permits. The Company also intends to examine data relating to the potential acquisition of other exploration properties in Mexico.

     The Company's exploration work program in 2002 on its Argentina exploration/mineral discovery permits will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(E)  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be

Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.


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


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

          None


                                    PART III.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2001 and March 15, 2002. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.


Name                    Position
----                    --------

Terry Longair           Age  48, President  and Director since May 2001. Manager
                        Budget Analysis and Planning Langara College 1993 to present.

Antonino G. Cacace      Age  56,  Director  since  June 1997. Director of Aurora
                        Gold Corporation since October 1995. Engineer, Founder and current Managing Director of Stelax Industries in the United Kingdom.

Cosme M. Beccar Varela  Age  41,  Director  since June 1997. Mr. Cosme M. Beccar
                        Varela is a principal in the Law firm of C&C Beccar Varela and has been employed with them since 1993.

A. Cameron Richardson   Age 49, Controller since October 1997, & Secretary since
                        January  1999.  President  and  Director  of Aurora Gold
                        Corporation  since  May  2001  and Secretary since April
                        1998.  Director of Aurora Metals (BVI) Limited since May
                        2000. 1981 to 1997 held accounting positions with various Canadian resource companies.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 10.  EXECUTIVE  COMPENSATION

(A)  General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal years:

----------------------------------------------------------------------------------------------------------
                                  Annual  Compensation                   Long-Term  Compensation
                            --------------------------------  --------------------------------------------
                                                                      Awards                 Payments
                                                              ------------------------  ------------------
                                                                           Securities
                                                                             Under-                 All
                                               Other Annual   Restricted      Lying                other
Name And                                          Compen-        Stock      Options/      LTIP    Compen-
Principal Position   Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
(Note 1.)                     ($)      ($)          ($)           ($)          (=)        ($)       ($)
(a)                   (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
----------------------------------------------------------------------------------------------------------
David Jenkins         2001      -0-       -0-            -0-  None         None         None           -0-
President and         2000      -0-       -0-            -0-  None         None         None           -0-
Director (Note 2)     1999   12,000       -0-            -0-  None         None         None           -0-
----------------------------------------------------------------------------------------------------------
Terry Longair         2001      -0-       -0-            -0-  None         None         None           -0-
President and         2000      -0-       -0-            -0-  None         None         None           -0-
Director (Note 2)     1999      -0-       -0-            -0-  None         None         None           -0-
----------------------------------------------------------------------------------------------------------
Cameron Richardson    2001    7,662       -0-            -0-  None         None         None           -0-
Controller and        2000    6,748       -0-            -0-  None         None         None           -0-
Secretary             1999    7,727       -0-            -0-  None         None         None           -0-
==========================================================================================================

     Note 1. None of the Company's officers or directors was party to an employment agreement with the Company. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company. During the fiscal year ending December 31, 2001 the entire board of directors acted as the Company's compensation committee.

     Note 2. On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Terry Longair was appointed to the Board of Directors of the Corporation and President of the Company.

(B)  Options/SAR  Grants  Table

          No options have been awarded to David Jenkins, Antonino Cacace, Terry Longair, Cosme M. Beccar Varela or Cameron Richardson.

          On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Terry Longair was appointed to the Board of Directors of the Corporation and President of the Company.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

          No options have been awarded to David Jenkins, Antonino Cacace, Terry Longair, Cosme M. Beccar Varela or Cameron Richardson.

          On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Terry Longair was appointed to the Board of Directors of the Corporation and President of the Company.

(D)  Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)  Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2001 non-officer directors received a total of $0 in consulting fees.


ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 11, 2002 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 11, 2002, there were 13,000,000 shares of Common Stock issued and outstanding.

                 Name of               Shares of Common
                Beneficial            Stock Beneficially  Percentage
                  Owner                     Owned            Owned
------------------------------------  ------------------  -----------
Carrington International Limited (1)           3,000,000        23.1%
STE 2402,
Bank of America Tower
12 Harcourt Road, Central Hong Kong
------------------------------------  ------------------  -----------
Dorothea Schnura (1)                           1,000,000         7.7%
Robert Kock Street 6
67259 Bemdershein, Germany
------------------------------------  ------------------  -----------
Boavista Securities Limited  (1)                 800,000         6.2%
12 Harcourt Road
Hong Kong

Officers and Directors
------------------------------------  ------------------  -----------
Cosme M. Beccar Varela                            25,000           *
Reconquista 657
1373 Buenos Aires, Argentina
------------------------------------  ------------------  -----------
Officers and Directors (1 person)                 25,000           *
------------------------------------  ------------------  -----------

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

     Included in accounts payable at December 31, 2001 is $0 (2000 - $0) due to directors in respect of salaries, consulting fees and reimbursement for operating expenses.

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

------
*  Previously  Filed



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:     March 22,2002              BY:     /s/ Terry  Longair
          -------------                      ------------------------------
                                             Terry  Longair
                                             Director  and  President

Date:     March 22,2002               BY:    /s/  Cosme  M.  Beccar  Varela
          -------------                      ------------------------------
                                             Cosme  M.  Beccar  Varela
                                             Director

EXHIBIT  (1)     THE  FOLLOWING  FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN
                 ITEM  8  ARE  LISTED  BELOW

                          INDEX TO FINANCIAL STATEMENTS


         Financial Statements                        Page
         --------------------                        ----

Report of Independent Accountants                F-2
Consolidated Balance Sheets                      F-3
Consolidated Statements of Stockholders' Equity  F-4
Consolidated Statement of Operations             F-5
Consolidated Statement of Cash Flows             F-6
Summary of Significant Accounting Policies       F-7 to F-12
Notes to Consolidated Financial Statements       F-12 to F-14


Financial  Statement  Schedules  *

* Financial Statement Schedules have been omitted as not applicable

          PATAGONIA  GOLD  CORPORATION
          AND  SUBSIDIARIES
          (An  exploration  stage  enterprise)
          Consolidated  Financial  Statements
          (EXPRESSED  IN  U.S.  DOLLARS)
          December  31,  2001  and  2000



          INDEX
          -----

          Report  of  Independent  Accountants

          Consolidated  Balance  Sheets

          Consolidated  Statement  of  Stockholders'  Equity

          Consolidated  Statements  of  Operations

          Consolidated  Statements  of  Cash  Flows

          Notes  to  Consolidated  Financial  Statements



MOORE STEPHENS ELLIS FOSTER LTD.       F1

MOORE  STEPHENS  ELLIS  FOSTER  LTD.
 CHARTERED  ACCOUNTANTS

1650  West  1st  Avenue
Vancouver,  BC  Canada   V6J  1G1
Telephone:  (604)  734-1112  Facsimile:  (604)  714-5916
E-Mail:  generaldelivery@ellisfoster.com
         ----------------------------
Website:  www.ellisfoster.com

--------------------------------------------------------------------------------


REPORT  OF  INDEPENDENT  ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)


We have audited the consolidated balance sheets of PATAGONIA GOLD CORPORATION AND SUBSIDIARIES ("the Company") as at December 31, 2001 and 2000 and the consolidated statements of stockholders' equity, operations and cash flows for the years then ended and cumulative data from June 30, 1997 to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended and cumulative data from June 30, 1997 to December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver,  Canada                   "MOORE  STEPHENS  ELLIS  FOSTER  LTD."
March  7,  2002                            Chartered  Accountants


                                       F2
--------------------------------------------------------------------------------
MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Balance  Sheets
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
=====================================================================================
                                                                 2001         2000
-------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                        $       11   $   1,352
  Receivables                                                        118          59
  Investments (Note 3)                                           801,884     693,171
-------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             802,013     694,582
NOTES RECEIVABLE (Note 4)                                         39,821           -
MINERAL PROPERTY COSTS (Note 5)                                        -      12,250
-------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $  841,834   $ 706,832
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities                    $   98,753   $  53,646
  Note payable, non-interest bearing                              21,977           -
-------------------------------------------------------------------------------------
                                                                 120,730      53,646
NOTES PAYABLE (Note 6)                                                 -         930
-------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                120,730      54,576
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL (Note 7)
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    13,000,000 common shares                                      13,000      13,000

ADDITIONAL PAID-IN CAPITAL                                     1,827,000   1,827,000
ACCUMULATED DEFICIT                                             (935,106)   (690,683)
ACCUMULATED OTHER COMPREHENSIVE (LOSS),
  unrealized (loss) on securities available for sale            (183,790)   (497,061)
-------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                             721,104     652,256
-------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  841,834   $ 706,832
=====================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F3

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Stockholders'  Equity
Years  Ended  December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)

=======================================================================================================================
                                                                                                Accumulated
                                                                      Compre-                         Other       Total
                                   Common stock       Additional      hensive                       Compre-      Stock-
                              ----------------------     paid-in       Income   Accumulated         hensive    holders'
                                 Shares      Amount      capital       (loss)       Deficit   Income (Loss)      equity
-----------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 2000        13,000,000  $ 13,000  $1,827,000  $              $(625,168)  $    (370,209)  $ 844,623

NET (LOSS) FOR THE YEAR                  -         -           -       (65,515)    (65,515)              -     (65,515)

CHANGE IN UNREALIZED
  INVESTMENT (LOSSES)                    -         -           -      (126,852)          -        (126,852)   (126,852)
-----------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE (LOSSES)             -         -           -      (192,367)    (65,515)       (126,852)   (192,367)
-----------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000      13,000,000    13,000   1,827,000                  (690,683)       (497,061)    652,256
------------------------------------------------------------------              ---------------------------------------

NET (LOSS) FOR THE YEAR                  -         -           -      (244,423)   (244,423)              -    (244,423)

CHANGE IN UNREALIZED
  INVESTMENT (LOSSES)                    -         -           -       313,271           -         313,271     313,271
-----------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE (LOSSES)             -         -           -  $     68,848    (244,423)        313,271      68,848
-----------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001      13,000,000  $ 13,000  $1,827,000                 $(935,106)  $    (183,790)  $ 721,104
================================================================                 ======================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F4

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Operations
Years  Ended  December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)

======================================================================================
                                               Cumulative
                                                  June 30           Year          Year
                                                  1997 to          Ended         Ended
                                              December 31    December 31   December 31
                                                     2001           2001          2000
--------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                 $    113,888   $     35,501  $    33,320
  Professional fees - accounting and legal         89,093          9,714        8,975
  Salaries and consulting fees                    162,808         31,662       52,650
--------------------------------------------------------------------------------------
                                                  365,789         76,877       94,945

EXPLORATION EXPENSES                              152,419              -        1,135

WRITEOFF OF MINERAL PROPERTY COSTS                309,250         12,250            -
--------------------------------------------------------------------------------------
                                                  827,458         89,127       96,080
--------------------------------------------------------------------------------------
LESS:  INCOME (LOSS)
  Interest income                                  34,593            892          256
  Dividend income                                   2,835              -            -
  Realized gain (loss) on
    sale of investments                          (115,936)      (145,901)      31,840
  Interest expense                                (15,653)          (519)        (462)
  Foreign exchange loss                           (13,487)        (9,768)      (1,069)
--------------------------------------------------------------------------------------
                                                 (107,648)      (155,296)      30,565
--------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                    $   (935,106)  $   (244,423)  $  (65,515)
======================================================================================
(LOSS) PER SHARE                                            $      (0.02)  $    (0.01)
======================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   13,000,000   13,000,000
======================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F5

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Cash  Flows
Years  Ended  December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
=======================================================================================
                                                 Cumulative
                                                    June 30           Year         Year
                                              1997 to Ended          Ended        Ended
                                                December 31    December 31  December 31
                                                       2001           2001         2000
---------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net (loss) for the period                   $   (935,106)  $   (244,423)  $  (65,515)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - realized loss (gain) on sale of
        investments                                112,186        145,901      (31,840)
    - expenses satisfied with common stocks          3,000              -            -
    - writeoff of mineral property costs           309,250         12,250            -
---------------------------------------------------------------------------------------
                                                  (510,670)       (86,272)     (97,355)
  Changes in assets and liabilities:
    - decrease (increase) in receivables           (39,939)       (39,880)         (52)
    - increase in accounts payable                  98,753         45,107       18,646
---------------------------------------------------------------------------------------
                                                  (451,856)       (81,045)     (78,761)
---------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES
  Purchase of available-for-sale securities     (2,470,742)      (291,001)      (1,622)
  Proceeds from sale of available-for-sale
    securities                                   1,372,882        349,658      134,771
  Mineral property costs                           (12,250)             -            -
---------------------------------------------------------------------------------------
                                                (1,110,110)        58,657      133,149
---------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  FINANCING ACTIVITIES
  Proceeds from issuance of common stocks        1,540,000              -            -
  Proceeds from notes payable                       21,977         21,047      (75,949)
---------------------------------------------------------------------------------------
                                                 1,561,977         21,047      (75,949)
---------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD              11         (1,341)     (21,561)

CASH AND CASH EQUIVALENTS,
  beginning of period                                    -          1,352       22,913
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                               $         11   $         11   $    1,352
=======================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F6

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

1.   NATURE  OF  BUSINESS  AND  GOING  CONCERN

     The Company was incorporated under the laws of the State of Florida on March 31, 1993 and is in the business of exploration and development of mineral properties. On October 13, 1997, the Company changed its name to Patagonia Gold Corporation.

     The Company was inactive until June 30, 1997, when it entered into a share exchange agreement with the shareholders of Patagonia Gold Mines Ltd. ("PGM"), an inactive company incorporated in 1994 under the laws of Bermuda, whereby the Company acquired all issued and outstanding share of PGM in exchange for 5,500,000 common shares of the Company. There were no operations of the companies prior to June 30, 1997. At the conclusion of the transaction, the former shareholders of PGM controlled the Company and, thus, the transaction has been accounted for as a reverse acquisition of the Company by PGM. Consistent with accounting principles governing the accounting for reverse acquisitions, these financial statements are accounted for as a continuation of the legal subsidiary.

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


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F7

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a) These financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its wholly-owned subsidiary, Patagonia Gold Mines Ltd., a company incorporated in 1994 under the laws of Bermuda.

          During fiscal year 2001, the Company wound up its wholly-owned subsidiary Patagonia Gold Mines Ltd.

     (b)  Cash  and  Cash  Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of December 31, 2001 and 2000.

     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at December 31, 2001 and 2000, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the rights expire.

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

     (e)  Concentration  of  Credit  Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 2001 and 2000 the Company had $ nil in a bank beyond insured limits.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F8

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

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

     (g)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising costs charged to expenses for the years ended December 31, 2001 and 2000.

     (h)  Long-lived  Assets  Impairment

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

     (i)  Accounting  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F9

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

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


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F10

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (n)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          The Company has adopted the Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 has no impact on the Company's financial statements.

     (o)  New  Accounting  Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

          In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F11

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (o)  New  Accounting  Pronouncements  (continued)

          In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.

3.   INVESTMENTS

     Investments consist of available-for-sale securities and are summarized as follows:

---------------------------------------------------------------------------------------------
                                        Gross         Gross        Accumulated
                                      unrealized    unrealized     unrealized       Market
                           Cost         gains         losses     gains (losses)      value
---------------------------------------------------------------------------------------------
January 1, 1997
  Equity securities     $        -   $         -   $         -   $            -   $        -
Change during the year     225,463       151,673             -          151,673      377,136
---------------------------------------------------------------------------------------------

December 31, 1997          225,463       151,673             -          151,673      377,136
  Equity securities
Change during the year   1,092,234       223,556       125,470           98,086    1,190,320
---------------------------------------------------------------------------------------------

December 31, 1998
  Equity securities      1,317,697       375,229       125,470          249,759    1,567,456
Change during the year     (26,156)     (352,795)      267,173         (619,968)    (646,124)
---------------------------------------------------------------------------------------------

December 31, 1999
  Equity securities      1,291,541        22,434       392,643         (370,209)     921,332
Change during the year    (101,309)      148,788       275,640         (126,852)    (228,161)
---------------------------------------------------------------------------------------------

December 31, 2000
  Equity securities      1,190,232       171,222       668,283         (497,061)     693,171
Change during the year    (204,558)      163,871      (149,400)         313,271      108,713
---------------------------------------------------------------------------------------------

December 31, 2001
  Equity securities     $  985,674   $   335,093   $   518,883   $     (183,790)  $  801,884
=============================================================================================


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F12

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

4.   NOTES  RECEIVABLE

     Notes  receivable  are  unsecured,  non-interest bearing and due on demand.

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

          During fiscal year 2001, there were no proven mineral reserves discovered and the Company continuously operates with a working capital deficiency. These conditions raised substantial doubt regarding the recoverability of the capitalized acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"' the Company wrote off the capitalized acquisition cost of $3,000 to operations.

     (b)  Guatamala

          Pursuant to an agreement dated October 1, 1999, the Company paid $9,250 of acquisition cost, spent $18,617 towards the required exploration program and earned a 50% interest in the San Diego Mineral Exploration Reconnaissance License.

          During fiscal year 2001, the Company failed to make the annual fee payment and submit technical reports of activities carried out on the reconnaissance concession and, therefore, the mineral reconnaissance licence was forfeited. The Company wrote off the capitalized acquisition cost of $9,250 to operations.

6.   NOTES  PAYABLE

     Notes  payable  are  unsecured, non-interest bearing and are due on demand.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F13

PATAGONIA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2001  and  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

7.   SHARE  CAPITAL

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

8.   INCOME  TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2001, totalling approximately $891,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2001 and 2000. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

          The  right  to  claim  these  losses is expected to expire as follows:

                  -----------------------
                  2012         $   16,000
                  2018            128,000
                  2019            460,000
                  2020             66,000
                  2021            221,000
                  -----------------------
                               $  891,000
                  =======================

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          -----------------------------------------------------------
                                              2001            2000
          -----------------------------------------------------------
          Tax  loss  carryforwards       $   312,000      $  238,000
          Valuation  allowance              (312,000)       (238,000)
          -----------------------------------------------------------
                                         $         -      $        -
          ===========================================================

          No tax effect has been recorded on the accumulated other comprehensive loss on unrealized loss on securities available-for-sale due to the existence of U.S. tax loss carryforwards.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F14