Form 10QSB
period 2002-03-31
PATAGONIA GOLD CORP
filed 2002-05-15
CIK 1049576

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2002
                                         ----------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF THE EXCHANGE ACT

     For  the  transition period from _________________ to _________________

     Commission  file  number  0-26531
                               -------

PATAGONIA GOLD CORPORATION
----------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                                 65-0401897
-------                                                 ----------
(State or other jurisdiction of incorporation or        (IRS Employer
             organization)                               Identification No.)

P.O. Box 48525, 595 Burrard Street, Vancouver, B.C., Canada V7X 1A2
-------------------------------------------------------------------
(Address of principal executive offices)

(604) 687-4701
--------------
(Issuer's  Telephone  Number)


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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of March 31, 2002.

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

----------------------------------------------------------------------------------------
PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)


Consolidated Balance Sheets  (Unaudited)
March 31 2002                                                  March 31     December 31
(Expressed in U.S. Dollars)                                      2002          2001
----------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                       $       49   $         11
   Receivables                                                        64            118
   Investments                                                   833,031        801,884
----------------------------------------------------------------------------------------
Total current assets                                             833,144        802,013

Notes receivable                                                  34,589         39,821
Mineral property costs                                                 -              -
----------------------------------------------------------------------------------------
Total assets                                                  $  867,733   $    841,834
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
   Accounts payable and accrued liabilities                   $  101,354   $     98,753
   Note payable, non-interest bearing                             21,977         21,977
----------------------------------------------------------------------------------------
Total liabilities                                                123,331        120,730
----------------------------------------------------------------------------------------

Stockholders' Equity

   Share capital,
         Authorized
             50,000,000 common shares, par value $0.001each
         Issued
           13,000,000 common shares                               13,000         13,000
Additional paid-in capital                                     1,827,000      1,827,000
Accumulated deficit                                             (946,468)      (935,106)
Accumulated other comprehensive (loss),
    unrealized (loss) on securities available for sale          (149,130)      (183,790)
----------------------------------------------------------------------------------------
Stockholders' equity                                             744,402        721,104
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $  867,733   $    841,834
----------------------------------------------------------------------------------------


The  accompanying  notes  are  an  integral  part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Operations  (Unaudited)
Three  months  ended  March  31,  2002  and  2001
(Expressed  in  U.S.  Dollars)
-----------------------------------------------------------------------------------------
                                              Cumulative
                                               June 30      Three months    Three months
                                               1997 to         Ended           Ended
                                               March 31       March 31        March 31
                                                 2002           2002            2001
-----------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                 $   116,600   $       2,712   $      16,111
  Professional fees - accounting and legal        94,682           5,589          (2,860)
  Salaries and consulting fees                   164,248           1,440           6,000
-----------------------------------------------------------------------------------------
                                                 375,530           9,741          19,251

  Exploration expenses                           152,419               -               -

  Write-off of mineral property costs            309,250               -               -
-----------------------------------------------------------------------------------------
                                                 837,199           9,741          19,251
-----------------------------------------------------------------------------------------

Less: Income (loss)
  Interest income                                 34,593               -             698
  Dividend income                                  2,835               -               -
  Realized gain (loss) on
      sale of investments                       (117,557)         (1,621)         70,588
  Interest expense                               (15,653)              -            (112)
  Foreign exchange loss                          (13,487)              -               -
-----------------------------------------------------------------------------------------
                                                (109,269)         (1,621)         71,174
-----------------------------------------------------------------------------------------

Net gain (loss) for the period               $  (946,468)  $     (11,362)  $      51,923
=========================================================================================

Gain (loss) per share                                      $       (0.00)  $        0.00
=========================================================================================

Weighted average number of
     common shares outstanding                                13,000,000      13,000,000
=========================================================================================


The  accompanying  notes  are  an  integral  part of these financial statements.

PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Cash  Flows  (Unaudited)
Three  months  ended  March  31,  2002  and  2001
(Expressed  in  U.S.  Dollars)
--------------------------------------------------------------------------------------------------
                                                       Cumulative
                                                        June 30      Three months    Three months
                                                        1997 to         Ended           Ended
                                                        March 31       March 31        March 31
                                                          2001           2002            2000
--------------------------------------------------------------------------------------------------

Cash flows from (used in)
  operating activities
  Net (loss) for the period                           $  (946,468)  $     (11,362)  $      51,923
  Adjustments to reconcile net loss to net
     cash used in operating activities:
        realized loss (gain) on sale of investments       113,807           1,621         (70,588)
        expenses satisfied with common stock                3,000               -               -
        write-off of mineral properties                   309,250               -               -
--------------------------------------------------------------------------------------------------
                                                         (520,411)         (9,741)        (18,665)

Changes in assets and liabilities:
    decrease (increase) in accounts receivable            (34,653)          5,286        (106,608)
    increase (decrease) in accounts payable               101,354           2,601           8,604
--------------------------------------------------------------------------------------------------
                                                         (453,710)         (1,854)       (116,669)
--------------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities            (2,470,742)              -         (64,666)
  Proceeds on sale of available-for-sale
      securities                                        1,374,774           1,892         209,683
  Mineral property costs                                  (12,250)              -               -
--------------------------------------------------------------------------------------------------
                                                       (1,108,218)          1,892         145,017
--------------------------------------------------------------------------------------------------

Cash flows from (used in)
  financing activities
  Proceeds from issuance of common stock                1,540,000               -               -
  Proceeds from notes payable                              21,977               -            (930)
--------------------------------------------------------------------------------------------------
                                                        1,561,977               -            (930)
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                     49              38          27,418
Cash and cash equivalents,
  beginning of period                                           -              11           1,352
--------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                       $        49   $          49   $      28,770
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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Patagonia Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2001 should be reviewed in connection with these condensed consolidated financial statements.

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

          During fiscal year 2001, the Company wound up its wholly owned subsidiary Patagonia Gold Mines Limited.

     (b)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at March 31, 2002 and December 31, 2001, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

     (d)  Foreign  Currency  Transactions

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising costs charged to expenses for the three-months ended March 31, 2002 and 2001.

     (f)  Long-Lived  Assets  Impairment

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

     (g)  Accounting  Estimates

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

     (h)  Fair  Value  of  Financial  Instruments

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

     (i)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

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

     (j)  Income  Taxes

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

     (k)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share".

4.   Investments

Investments consist of available-for-sale securities and are summarized as follows:

-------------------------------------------------------------------------------------------
                                            Gross          Gross      Accumulated
                                       unrealized     unrealized       unrealized    Market
                                Cost        gains         losses   gains (losses)     value
-------------------------------------------------------------------------------------------
December 31, 2000
  Equity securities     $ 1,190,232   $   171,222  $    668,283   $     (497,061)  $693,171

Change during the year     (204,558)      163,871      (149,400)         313,271    108,713
-------------------------------------------------------------------------------------------
December 31, 2001
  Equity securities         985,674       335,093       518,883         (183,790)   801,884

Change during the year       (3,512)       19,045       (15,614)          34,659     31,147
-------------------------------------------------------------------------------------------
March 31, 2002
  Equity securities     $   982,162   $   354,138  $    503,269   $     (149,131)  $833,031
===========================================================================================

5.   Notes  Receivable

     Notes  receivable  are  unsecured,  non-interest bearing and due on demand.

6.   Mineral  Property  Costs

     (a)  Argentina

          Mineral concessions in the Province of La Rioja, Argentina, are as follows:

     -    Piloncho 1, Sierra de Chepes
     -    Piloncho 2, Sierra de Chepes
     -    Piloncho 20, Sierra de Chepes
     -    Piloncho 21, Sierra de Chepes
     -    Carmelita 16, Sierra de Chepes
     -    Carmelita 17, Sierra de Chepes
     -    Carmelita 18, Sierra de Chepes

          During fiscal year 2001 the Company wrote off the capitalized acquisition cost of $3,000 to operations.

     (b)  Guatamala

          Pursuant to an agreement dated October 1, 1999, the Company has paid $9,250 of acquisition cost, spent $18,617 towards the required exploration program and earned a 50% interest in the San Diego Mineral Exploration Reconnaissance License. During fiscal year 2001 the Company wrote off the capitalized acquisition cost of $9,250 to operations.

7.   Notes Payable

     Notes  payable  are  unsecured,  non-interest  bearing  and  due on demand.

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

(B)  Significant developments during the three-month period ended March 31, 2002

     During the first quarter of 2002 the Company continued to examine data relating to the potential acquisition of exploration properties in Argentina, Guatemala and Mexico.

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

     The Company is examining data relating to the potential acquisition of other exploration properties in Argentina, Guatemala and Mexico.

     During fiscal 2001 the Company did not renew the mineral reconnaissance licence for its Guatemala mineral reconnaissance concession.

     The Company's property is in the exploration stage only and is without a known body of Mineral Reserves. Development of the property will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  Financial  Information

     Three-month period ended March 31, 2002 versus three-month period ended March 31, 2001

     Financing:

     The Company did not issue any shares during the three months ended March 31, 2002. The Company did not issue any common shares during the fiscal year ended December 31, 2001.

     Net  Loss:

     For the three-months ended March 31, 2002 the Company recorded a net loss of $11,362 or $0.00 per share, compared to net income of $51,923 or $0.00 per share in 2001.

     Revenues:

     The Company had no operating revenues for the three-month period ended March 31, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the three-months ended March 31, 2002 the Company recorded general and administrative expenses of $9,741 compared to $19,251 in 2001.

     Professional fees - accounting and legal - For the three-months ended March 31, 2002 the Company recorded legal fees of $0 compared to $(2,860) in 2001. For the three-months ended March 31, 2002 the Company recorded accounting fees of $5,589 compared to $0 in 2001.

(E)  Financial  Condition  and  liquidity

     At March 31, 2002, the Company had cash of $49 (2000 - $28,770) and working capital of $709,813 (2001 - $571,072) respectively. Total liabilities at March 31, 2002, were $123,331 (2001 - $62,250), an increase of $61,081.
     During the three-month period ended March 31, 2002 investing activities consisted of additions to mineral properties $0 (2001 - $0), purchases of available-for-sale securities $0 (2001 - $64,666) and proceeds from the sale of available-for-sale securities $1,892 (2001 - $209,683). The Company recorded a loss of $1,621 (2000 - gain of $70,588) on the sale of available-for-sale securities. For the three-months ended March 31, 2002 the Company recorded a loss of $11,362, or $0.00 per share compared to income of $51,923 ($0.00 per share) in 2001.

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

Date:  April 30, 2002              BY:  /s/  Terry Longair
       ----------------                 ----------------------------
                                        Terry Longair
                                        Director and President

Date:  April 30, 2002              BY:  /s/  Cosme M. Beccar Varela
       ----------------                 ----------------------------
                                        Cosme M. Beccar Varela
                                        Director