Form 10QSB
period 2002-06-30
PATAGONIA GOLD CORP
filed 2002-08-14
CIK 1049576

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2002
                                         ---------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d) OF THE EXCHANGE ACT

     For  the  transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission  file  number  0-26531
                               -------

PATAGONIA  GOLD  CORPORATION
----------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                   65-0401897
-------                                   ----------
(State or other jurisdiction of           (IRS  Employer
incorporation or organization)            Identification  No.)

P.O. Box 48525, 595 Burrard Street, Vancouver, B.C., Canada  V7X 1A2
--------------------------------------------------------------------
(Address  of  principal  executive  offices)

(604)  687-4701
---------------
(Issuer's  Telephone  Number)


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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of June 30, 2002.

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


                                      INDEX

                                                                        Page No.
PART  I.     Financial  Information

Item  1.     Financial  Statements
             Consolidated  Balance  Sheets  --                                 3
             June  30,  2002  and  December  31,  2001

             Consolidated  Statements  of  Operations  --                      4
             Six-Months  Ended  June  30,  2002

             Consolidated  Statements  of  Cash  Flows  --                     5
             Six-Months  Ended  June  30,  2002

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

----------------------------------------------------------------------------------------
PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)


Consolidated Balance Sheets  (Unaudited)
June 30, 2002                                                   June 30     December 31
(Expressed in U.S. Dollars)                                        2002            2001
----------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                       $      103   $         11
   Receivables                                                        31            118
   Investments                                                   788,079        801,884
----------------------------------------------------------------------------------------
Total current assets                                             788,213        802,013

Notes receivable                                                  16,589         39,821
Mineral property costs                                                 -              -
----------------------------------------------------------------------------------------
Total assets                                                  $  804,802   $    841,834
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
   Accounts payable and accrued liabilities                   $  102,948   $     98,753
   Note payable, non-interest bearing                             21,977         21,977
----------------------------------------------------------------------------------------
Total liabilities                                                124,925        120,730
----------------------------------------------------------------------------------------

Stockholders' Equity

   Share capital,
     Authorized
       50,000,000 common shares, par value $0.001each
     Issued
       13,000,000 common shares                                   13,000         13,000
Additional paid-in capital                                     1,827,000      1,827,000
Accumulated deficit                                             (971,635)      (935,106)
Accumulated other comprehensive (loss),
   unrealized (loss) on securities available for sale           (188,488)      (183,790)
----------------------------------------------------------------------------------------
Stockholders' equity                                             679,877        721,104
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $  804,802   $    841,834
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

==========================================================================================================================
PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARIES
(An exploration stage enterprise)                     June 30
Consolidated Statement of Operations                     1997     Three months    Three months    Six months    Six months
(Expressed in U.S. Dollars)                    (inception) to            ended           ended         Ended         ended
(Unaudited)                                           June 30          June 30         June 30       June 30       June 30
                                                                --------------  --------------  ------------  ------------
                                                         2002             2002            2001          2002          2001
                                                 (cumulative)
--------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
Administrative and general                    $       124,270   $       7,670   $       7,305   $    10,382   $    23,416
Professional fees - accounting and legal               96,682           2,000          11,184         7,589         8,324
Salaries and consulting fees                          185,712          21,464           9,045        22,904        15,045
--------------------------------------------------------------------------------------------------------------------------
                                                      406,664          31,134          27,534        40,875        46,785
Exploration expenses                                  152,419               -               -             -             -
Write-off of mineral property costs                   309,250               -               -             -             -
--------------------------------------------------------------------------------------------------------------------------
                                                      868,333          31,134          27,534        40,875        46,785
--------------------------------------------------------------------------------------------------------------------------

Less : Income (loss)
Interest income                                        34,593               -             178             -           876
Dividend income                                         2,835               -               -             -             -
Realized gain (loss) on sale of investments          (111,217)          6,340          66,370         4,719       136,958
Interest expense                                      (15,732)            (79)           (254)          (79)         (366)
Foreign exchange loss                                 (13,781)           (294)              -          (294)            -
--------------------------------------------------------------------------------------------------------------------------
                                                     (103,302)          5,967          66,294         4,346       137,468
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) for the period              $      (971,635)  $     (25,167)  $      38,760   $   (36,529)  $    90,683
==========================================================================================================================
Income (loss) per share, basic and diluted                      $       (0.00)  $        0.00   $     (0.00)  $      0.01
==========================================================================================================================
Weighted average number of
    common shares outstanding
    - basic and diluted                                            13,000,000      13,000,000    13,000,000    13,000,000
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------------------------
PATAGONIA  GOLD  CORPORATION  &  SUBSIDIARIES
(An exploration stage enterprise)                          June 30
                                                            1997         Six months    Six months
Consolidated Statement of Cash Flows                   (inception) to      ended         ended
(Expressed in U.S. Dollars)                               June 30         June 30       June 30
(Unaudited)                                                             --------------------------
                                                            2002           2002          2001
                                                        (cumulative)
--------------------------------------------------------------------------------------------------
Cash flows from (used in)
  operating activities
  Net (loss) for the period                           $      (971,635)  $   (36,529)  $    90,683
  Adjustments to reconcile net loss to net
     cash used in operating activities :
        realized loss (gain) on sale of investments           107,467        (4,719)     (136,958)
        expenses satisfied with common stock                    3,000             -             -
        write-off of mineral properties                       309,250             -             -
--------------------------------------------------------------------------------------------------
                                                             (551,918)      (41,248)      (46,275)

Changes in assets and liabilities:
    decrease (increase) in accounts receivable                (16,620)       23,319            59
    increase (decrease) in accounts payable                   102,948         4,195        38,466
--------------------------------------------------------------------------------------------------
                                                             (465,590)      (13,734)       (7,750)
--------------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities                (2,470,742)            -      (289,813)
  Proceeds on sale of available-for-sale
      Securities                                            1,386,708        13,826       334,933
  Mineral property costs                                      (12,250)            -             -
--------------------------------------------------------------------------------------------------
                                                           (1,096,284)       13,826        45,120
--------------------------------------------------------------------------------------------------

Cash flows from (used in)
  financing activities
  Proceeds from issuance of common stock                    1,540,000             -             -
  Proceeds from notes payable                                  21,977             -             -
--------------------------------------------------------------------------------------------------
                                                            1,561,977             -             -
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                        103            92        37,370
Cash and cash equivalents,
  beginning of period                                               -            11         1,352
--------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                       $           103   $       103   $    38,722
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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     (b)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at June 30, 2002 and December 31, 2001, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising costs charged to expenses for the six-months ended June 30, 2002 and 2001.

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

4.   Investments

     Investments consist of available-for-sale securities and are summarized as follows:

------------------------------------------------------------------------------------------
                                        Gross        Gross        Accumulated
                                     unrealized    unrealized     unrealized      Market
                           Cost         gains        losses     gains (losses)     value
------------------------------------------------------------------------------------------
December 31, 2000
  Equity securities     $1,190,232   $   171,222  $   668,283   $     (497,061)  $693,171
Change during the year    (204,558)      163,871     (149,400)         313,271    108,713
------------------------------------------------------------------------------------------
December 31, 2001
  Equity securities        985,674       335,093      518,883         (183,790)   801,884
Change during the year      (9,106)       36,537       41,236           (4,699)   (13,805)
------------------------------------------------------------------------------------------
June 30, 2002
  Equity securities     $  976,568   $   371,630  $   560,119   $     (188,489)  $788,079
==========================================================================================

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

(B)  Significant  developments  during  the six-month period ended June 30, 2002

     During the six month period ended June 30, 2002 the Company continued to examine data relating to the potential acquisition of exploration properties in Argentina, Guatemala and Mexico.

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

(D)  Financial  Information

     Six-month period ended June 30, 2002 versus six-month period ended June 30, 2001

     Financing:

     The Company did not issue any shares during the six months ended June 30, 2002. The Company did not issue any common shares during the fiscal year ended December 31, 2001.

     Net  Loss:

     For the six-months ended June 30, 2002 the Company recorded a net loss of $36,529 or $0.00 per share, compared to net income of $90,683 or $0.01 per share in 2001.

     Revenues:

     The Company had no operating revenues for the six-month period ended June 30, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the six-months ended June 30, 2002 the Company recorded general and administrative expenses of $10,382 compared to $23,416 in 2001.

     Professional fees - accounting and legal - For the six-months ended June 30, 2002 the Company recorded legal fees of $2,000 compared to $(1,485) in 2001. For the six-months ended June 30, 2002 the Company recorded accounting fees of $5,589 compared to $9,809 in 2001.

(E)  Financial  Condition  and  liquidity

     At June 30, 2002, the Company had cash of $103 (2001 - $38,722) and working capital of $663,288 (2001 - $942,672) respectively. Total liabilities at June 30, 2002, were $124,925 (2001 - $93,042), an increase of $31,883.
     During the six-month period ended June 30, 2002 investing activities consisted of additions to mineral properties $0 (2001 - $0), purchases of available-for-sale securities $0 (2001 - $289,813) and proceeds from the sale of available-for-sale securities $13,826 (2001 - $334,933). The Company recorded a gain of $4,719 (2001 - gain of $136,958) on the sale of available-for-sale securities. For the six-months ended June 30, 2002 the Company recorded a loss of $36,529, or $0.00 per share compared to income of $90,683 ($0.01 per share) in 2001.

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


                           PART II.  OTHER INFORMATION

ITEM  1.  Legal  Proceedings

          The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM  2.  Changes  in  Securities

          Not  Applicable

ITEM  3.  Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          The Company held its Annual General Meeting on June 28, 2001. At the meeting one shareholder holding 3,000,000 shares was present in person and 6,152,919 shares were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

          1. The election of Messrs. Antonino G. Cacace, Terry Longair and Cosme M. Beccar Varela as directors of the Company,

          2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company and

          3. To continue the Company as a British Virgin Islands International Business Company pursuant to section 84 of the International Business Companies Ordinance of the British Virgin Islands.

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

10.1    Agreement dated July 30, 1997 between The Company and Carrington
        International  Limited                                                 *

10.2     Joint Venture Agreement between the Company and Aurora Gold
         Corporation                                                           *

--------
*  Previously  Filed


(b)     Reports  on  Form  8-K

        None.

                                   SIGNATURES

The Registrant certifies that the periodic report containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:     August 9, 2002               BY: /s/  Terry  Longair
          --------------                   -------------------------------------
                                           Terry  Longair
                                           Director  and  President

Date:     August 9, 2002               BY: /s/  A.  Cameron Richardson
          --------------                   -------------------------------------
                                           A.  Cameron  Richardson
                                           Secretary and Chief Financial Officer