Form 10QSB
period 2002-09-30
PATAGONIA GOLD CORP
filed 2002-11-06
CIK 1049576

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002
                                    ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-26531
                            -------

PATAGONIA GOLD CORPORATION
--------------------------
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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares of Common Stock were outstanding as of September 30, 2002.

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


                                      INDEX

                                                                        Page No.

PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                                      3
          September 30, 2002 and December 31, 2001

          Consolidated Statements of Operations --                            4
          Nine-Months Ended September 30, 2002

          Consolidated Statements of Cash Flows --                            5
          Nine-Months Ended September 30, 2002

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       9

PART II.  Other Information

Item 1.   Legal Proceedings                                                  11

Item 2.   Changes in Securities                                              12

Item 3.   Defaults Upon Senior Securities                                    12

Item 4.   Submission of Matters to A Vote of Security Holders                12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13

PATAGONIA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets  (Unaudited)

September 30, 2002                                             September 30    December 31
(Expressed in U.S. Dollars)                                            2002           2001
-------------------------------------------------------------------------------------------
ASSETS

Current
  Cash                                                        $       6,969   $         11
  Receivables                                                             -            118
  Investments                                                       689,680        801,884
-------------------------------------------------------------------------------------------
Total current assets                                                696,649        802,013

Notes receivable                                                          -         39,821
Mineral property costs                                                    -              -
Total assets                                                  $     696,649   $    841,834
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities                    $     100,893   $     98,753
  Note payable, non-interest bearing                                 22,071         21,977
-------------------------------------------------------------------------------------------
Total liabilities                                                   122,964        120,730
-------------------------------------------------------------------------------------------

Stockholders' Equity

  Share capital,
      Authorized
        50,000,000 common shares, par value $0.001 each
      Issued
        13,000,000 common shares                                     13,000         13,000
Additional paid-in capital                                        1,827,000      1,827,000
Accumulated deficit                                                (979,428)      (935,106)
Accumulated other comprehensive (loss),
  unrealized (loss) on securities available for sale               (286,887)      (183,790)
-------------------------------------------------------------------------------------------
Stockholders' equity                                                573,685        721,104
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $     696,649   $    841,834
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)                   June 30
Consolidated Statement of Operations                   1997    Three months    Three months     Nine months     Nine months
(Expressed in U.S. Dollars)                              to           ended           ended           ended           ended
(Unaudited)                                    September 30    September 30    September 30    September 30    September 30
                                                       2002   --------------------------------------------------------------
                                               (cumulative)            2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
Administrative and general                    $     128,267   $       3,997   $      10,188   $      14,379   $      33,604
Professional fees - accounting and legal             96,682               -             500           7,589           8,824
Salaries and consulting fees                        189,116           3,404           9,098          26,308          24,143
----------------------------------------------------------------------------------------------------------------------------
                                                    414,065           7,401          19,786          48,276          66,571
Exploration expenses                                152,419               -               -               -               -
Writeoff of mineral property costs                  309,250               -               -               -               -
----------------------------------------------------------------------------------------------------------------------------
                                                    875,734           7,401          19,786          48,276          66,571
----------------------------------------------------------------------------------------------------------------------------

Less : Income (loss)
Interest income                                      34,593               -              17               -             893
Dividend income                                       2,835               -               -               -               -
Realized gain (loss) on sale of investments        (111,217)              -           4,500           4,719         141,458
Interest expense                                    (15,771)            (39)            (80)           (118)           (446)
Foreign exchange loss                               (14,134)           (353)         (4,482)           (647)         (4,482)
----------------------------------------------------------------------------------------------------------------------------
                                                   (103,694)           (392)            (45)          3,954         137,423
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) for the period              $    (979,428)  $      (7,793)  $     (19,831)  $     (44,322)  $      70,852

Income (loss) per share, basic and diluted                    $       (0.00)  $       (0.00)  $       (0.00)  $        0.01
============================================================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                            13,000,000      13,000,000      13,000,000      13,000,000
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

PATAGONIA GOLD CORPORATION & SUBSIDIARIES

(An exploration stage enterprise)                   June 30
                                                      1997        Nine months     Nine months
Consolidated Statement of Cash Flows                   to            Ended           ended
(Expressed in U.S. Dollars)                       September 30    September 30    September 30
(Unaudited)                                           2002            2002            2001
                                                  (cumulative)   -----------------------------
----------------------------------------------------------------------------------------------

Cash flows from (used in)
  operating activities
  Net (loss) for the period                      $    (979,428)  $     (44,322)  $      70,852
  Adjustments to reconcile net loss to net
    cash used in operating activities :
      realized loss (gain) on sale of
investments                                            107,467          (4,719)       (141,458)
      expenses satisfied with common stock               3,000               -               -
      writeoff of mineral properties                   309,250               -               -
-----------------------------------------------------------------------------------------------
                                                      (559,711)        (49,041)        (70,606)

Changes in assets and liabilities:
  decrease (increase) in accounts receivable                 -          39,939         (39,763)
  increase (decrease) in accounts payable              100,893           2,140          57,281
-----------------------------------------------------------------------------------------------
                                                      (458,818)         (6,962)        (53,088)
-----------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities         (2,470,742)              -        (289,813)
  Proceeds on sale of available-for-sale
    Securities                                       1,386,708          13,826         342,173
  Mineral property costs                               (12,250)              -               -
-----------------------------------------------------------------------------------------------
                                                    (1,096,284)         13,826          52,360
-----------------------------------------------------------------------------------------------


Cash flows from (used in)
  financing activities
  Proceeds from issuance of common stock             1,540,000               -               -
  Proceeds from notes payable                           22,071              94               -
-----------------------------------------------------------------------------------------------
                                                     1,562,071              94               -
-----------------------------------------------------------------------------------------------


Increase (decrease) in cash for the period               6,969           6,958            (728)
Cash and cash equivalents,
  beginning of period                                        -              11           1,352
-----------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                  $       6,969   $       6,969   $         624
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
--------------------------------------------------------------------

1.   Nature of Business and Going Concern

     The Company was incorporated under the laws of the State of Florida on March 31, 1993 and is in the business of exploration and development of mineral properties. On October 13, 1997, the Company changed its name to Patagonia Gold Corporation. The company was inactive until June 30, 1997.

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

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Patagonia Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2001 should be reviewed in connection with these condensed consolidated financial statements.

3.   Significant  Accounting  Policies

     (a)  Basis of Consolidation

          These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States, include the accounts of the Company and its 100% wholly-owned subsidiaries, Patagonia Gold Mines Ltd., a company incorporated in 1994 under the laws of Bermuda and Patagonia Gold (BVI) Limited, a company incorporated in August 2002 under the International Business Companies Act of the British Virgin Islands. Significant inter-company accounts and transactions have been eliminated.

          During fiscal year 2001, the Company wound up its wholly owned subsidiary Patagonia Gold Mines Limited.

     (b)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at September 30, 2002 and December 31, 2001, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

     (e)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising costs charged to expenses for the nine-months ended September 30, 2002 and 2001.

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

4.   Investments

     Investments consist of available-for-sale securities and are summarized as follows:

--------------------------------------------------------------------------------------------
                                           Gross         Gross     Accumulated
                                      unrealized    unrealized      unrealized       Market
                              Cost         gains        losses   gains (losses)       value
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
December 31, 2000
  Equity securities     $1,190,232   $   171,222   $   668,283   $     (497,061)  $ 693,171
Change during the year    (204,558)      163,871      (149,400)         313,271     108,713
--------------------------------------------------------------------------------------------
December 31, 2001
  Equity securities        985,674       335,093       518,883         (183,790)    801,884
Change during the year      (9,106)      (39,364)       63,734         (103,098)   (112,204)
--------------------------------------------------------------------------------------------
September 30, 2002
  Equity securities     $  976,568   $   295,729   $   582,617   $     (286,888)  $ 689,680
============================================================================================

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

(B)  Significant  developments  during the nine-month period ended September 30,
     2002

     During the nine month period ended September 30, 2002 the Company continued to examine data relating to the potential acquisition of exploration properties in Argentina, Guatemala and Mexico.

     Patagonia Gold (BVI) Limited (the "Surviving Company") has entered into a Plan of Merger and Articles of Merger with Patagonia Gold Corporation (the "Merging Company") whereby all the assets and liabilities of Patagonia Gold Corporation would vest by virtue of such merger into Patagonia Gold (BVI) Limited. Patagonia Gold (BVI) Limited, a wholly owned subsidiary of Patagonia Gold Corporation, is an International Business Company incorporated under the International Business Companies Act of the British Virgin Islands. The merger has been approved by the Directors and shareholders of Patagonia Gold Corporation and the sole Director and sole shareholder of Patagonia Gold (BVI) Limited. The shareholders of Patagonia Gold Corporation will receive one common share of the surviving company for each common share of Patagonia Gold Corporation they own. The merger will be effective on November 29, 2002. After the merger is effected it is expected that the common shares of Patagonia Gold Corporation would cease to be traded on the NASD OTC Bulletin Board and in there place the common shares of Patagonia Gold (BVI) Limited would trade on the NASD OTC Bulletin Board.

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

(D)  Financial  Information

     Nine-month period ended September 30, 2002 versus nine-month period ended September 30, 2001

     Financing:

     The Company did not issue any shares during the nine months ended September 30, 2002. The Company did not issue any common shares during the fiscal year ended December 31, 2001.

     Net  Loss:

     For the nine-months ended September 30, 2002 the Company recorded a net loss of $44,322 or $0.00 per share, compared to net income of $70,852 or $0.01 per share in 2001.

     Revenues:

     The Company had no operating revenues for the nine-month period ended September 30, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the nine-months ended September 30, 2002 the Company recorded general and administrative expenses of $14,379 compared to $33,604 in 2001.

     Professional fees - accounting and legal - For the nine-months ended September 30, 2002 the Company recorded legal fees of $2,000 compared to $(985) in 2001. For the nine-months ended September 30, 2002 the Company recorded accounting fees of $5,589 compared to $9,809 in 2001.

(E)  Financial  Condition  and  liquidity

     At September 30, 2002, the Company had cash of $6,969 (2001 - $624) and working capital of $573,685 (2001 - $941,817) respectively. Total liabilities at September 30, 2002, were $122,964 (2001 - $111,857), an increase of $11,107. During the nine-month period ended September 30, 2002 investing activities consisted of additions to mineral properties $0 (2001
     - $0), purchases of available-for-sale securities $0 (2001 - $289,813) and proceeds from the sale of available-for-sale securities $13,826 (2001 - $342,173). The Company recorded a gain of $4,719 (2001 - gain of $141,458) on the sale of available-for-sale securities. For the nine-months ended September 30, 2002 the Company recorded a loss of $44,322, or $0.00 per share compared to income of $70,852 ($0.01 per share) in 2001.

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

--------
*  Previously  Filed

(b)  Reports  on  Form  8-K

     October  28,  2002  *

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


Date: November 5, 2002                BY:  /s/ Terry Longair
      --------------------                 ------------------------------------
                                           Terry Longair
                                           Director and President

Date: November 5, 2002                BY:  /s/ A. Cameron Richardson
      --------------------                 ------------------------------------
                                           A. Cameron Richardson
                                           Secretary and Chief Financial Officer